Form 10-Q
period 1996-06-30
UNITED MERIDIAN CORP
filed 1996-08-09
CIK 818885

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549-1004



                                   FORM 10-Q

                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                                 -------------

                     Commission file number       1-12088
                                            ------------------


                          UNITED MERIDIAN CORPORATION
             (Exact name of registrant as specified in its charter)


                    Delaware                              75-2160316
- ---------------------------------------------    -----------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
             or organization)                        Identification No.)


   1201 Louisiana, Suite 1400, Houston, TX                77002-5603
- ---------------------------------------------    -----------------------------
   (Address of principal executive offices)               (Zip Code)

                                (713) 654-9110
                       ---------------------------------
                        (Registrant's telephone number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  .  No     .
                                              -----     -----

          The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of August 2, 1996, the latest practicable date, was 28,832,220.

                          UNITED MERIDIAN CORPORATION

                                   Form 10-Q
                                 June 30, 1996

                               TABLE OF CONTENTS

 PART I - FINANCIAL INFORMATION                                          Page
   Item 1.  Consolidated Financial Statements (Unaudited)
              Consolidated Statement of Income for the Three Months
                and Six Months Ended June 30, 1996 and 1995............    1
              Consolidated Balance Sheet at June 30, 1996 and
                December 31, 1995......................................    2
              Consolidated Statement of Changes in Stockholders' Equity
                Equity for the Year Ended December 31, 1995 and for the
                Six Months Ended June 30, 1996.........................    4
              Consolidated Statement of Cash Flows for the Six Months
                Ended June 30, 1996 and 1995...........................    5
              Notes to Consolidated Financial Statements...............    6

   Item 2.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition.....................   12

 PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings..........................................   16
   Item 2.  Changes in Securities......................................   16
   Item 3.  Defaults Upon Senior Securities............................   16
   Item 4.  Submission of Matters to a Vote of Security Holders........   16
   Item 5.  Other Information..........................................   16
   Item 6.  Exhibits and Reports on Form 8-K...........................   16

 SIGNATURE.............................................................   17

 EXHIBITS -

   Index to Exhibits...................................................   18

                         UNITED MERIDIAN CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  For the three                 For the six
                                                  months ended                  months ended
                                                    June 30,                      June 30,
                                             ----------------------        --------------------
                                               1996          1995            1996         1995
                                             --------      --------        --------     -------
Revenues:
   Gas sales............................      $30,305       $16,411        $ 60,986      $34,122
   Oil sales............................       18,865        11,723          35,284       21,128
   Gain on sale of assets...............       12,487            82          18,012       12,569
   Other................................          458           122             680          955
                                              -------       -------        --------      -------
                                               62,115        28,338         114,962       68,774
                                              -------       -------        --------      -------
Costs and expenses:
   Production costs.....................       12,283         9,834          25,766       19,481
   General and administrative...........        3,120         2,683           6,519        5,437
   Exploration, including dry holes and
     impairments........................       10,250         3,553          14,711        7,623
   Depreciation, depletion and
     amortization.......................       22,062        12,868          41,821       25,828
                                              -------       -------        --------      -------
                                               47,715        28,938          88,817       58,369
                                              -------       -------        --------      -------
Income (loss) from operations...........       14,400          (600)         26,145       10,405
Other income and expenses:
   Interest and debt expense............       (5,841)       (4,356)        (11,380)      (8,729)
   Other................................          (36)          184              78          305
                                              -------       -------        --------      -------
Net income (loss) before income taxes...        8,523        (4,772)         14,843        1,981
Income tax benefit (provision)..........       (3,288)        5,235          (5,892)       2,089
                                              -------       -------        --------      -------

Net income..............................        5,235           463           8,951        4,070
Preferred stock dividends...............         (765)            -          (1,531)           -
                                              -------       -------        --------      -------

Net income available to common
 stockholders...........................      $ 4,470       $   463        $  7,420      $ 4,070
                                              =======       =======        ========      =======
Net income per common share.............      $  0.15       $  0.02        $   0.24      $  0.14
                                              =======       =======        ========      =======
Weighted average number of common
 shares outstanding, including common
 stock equivalents (Exhibit 11.1).......       30,652        29,079          30,474       29,035
                                              =======       =======        ========      =======

  The accompanying notes are an integral part of these financial statements.

                          UNITED MERIDIAN CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                           June 30,               December 31,
                                                             1996                     1995
                                                           -------                ------------
                       ASSETS
Current assets:
  Cash and cash equivalents............................   $   4,138                $  13,586
  Accounts receivable
    Oil and gas sales..................................      21,083                   18,188
    Joint interest and other...........................      22,157                   22,522
  Deferred income taxes................................       8,826                    3,875
  Inventory............................................       8,695                   15,313
  Prepaid expenses and other...........................       3,188                    2,529
                                                          ---------                ---------
      Total current assets.............................      68,087                   76,013
                                                          ---------                ---------
Property and equipment, at cost:
  Oil and gas (successful efforts method)
    Proved properties..................................     768,353                  759,695
    Unproved properties................................      11,565                   12,369
  Other property and equipment.........................       6,860                    6,231
                                                          ---------                ---------
                                                            786,778                  778,295
  Accumulated depreciation, depletion and amortization.    (327,397)                (309,622)
                                                          ---------                ---------
                                                            459,381                  468,673
                                                          ---------                ---------
Other assets:
  Gas imbalances receivable............................       5,818                    5,852
  Deferred income taxes................................      14,295                   17,140
  Debt issue cost......................................       9,375                    9,905
  Other................................................         828                      867
                                                          ---------                ---------
                                                             30,316                   33,764
                                                          ---------                ---------
      TOTAL ASSETS.....................................   $ 557,784                $ 578,450
                                                          =========                =========

The accompanying notes are an integral part of these financial statements.

                          UNITED MERIDIAN CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                     June 30,            December 31,
                                                                       1996                  1995
                                                                     --------            ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................           $  37,534             $  58,137
  Advances from joint owners..............................               8,977                 8,238
  Interest payable........................................               5,310                 4,494
  Accrued liabilities.....................................               8,761                 6,202
  Notes payable...........................................                   -                10,639
  Current maturities of long-term debt....................               4,350                 3,100
                                                                     ---------             ---------
                                                                        64,932                90,810
                                                                     ---------             ---------
Long-term debt:
  Revolving loan..........................................              44,758                61,049
  Cote d'Ivoire project loan..............................              32,500                33,750
  10-3/8% senior subordinated notes.......................             150,000               150,000
                                                                     ---------             ---------
                                                                       227,258               244,799
                                                                     ---------             ---------
Deferred credits and other liabilities:
  Deferred income taxes...................................              23,167                18,499
  Gas imbalances payable..................................               6,460                 6,377
  Other...................................................               6,151                 5,653
                                                                     ---------             ---------
                                                                        35,778                30,529
                                                                     ---------             ---------
Commitments and contingencies

Stockholders' equity:
  Series F preferred stock................................                  12                    12
  Common stock............................................                 287                   281
  Additional paid-in capital..............................             346,526               336,469
  Foreign currency translation adjustment.................              (4,036)               (4,057)
  Retained earnings (deficit).............................            (112,973)             (120,393)
                                                                     ---------             ---------
                                                                       229,816               212,312
                                                                     ---------             ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............           $ 557,784             $ 578,450
                                                                     =========             =========

  The accompanying notes are an integral part of these financial statements.

                          UNITED MERIDIAN CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    For the year ended December 31, 1995 and six months ended June 30, 1996

                                            SERIES F
                                         PREFERRED STOCK         COMMON STOCK       ADD'L      FOREIGN       RETAINED
                                       ------------------    -------------------   PAID-IN     CURRENCY      EARNINGS
                                       SHARES      AMOUNT      SHARES    AMOUNT    CAPITAL    ADJUSTMENT    (DEFICIT)     TOTAL
                                      --------    -------    ---------- --------  ---------   ----------    ----------   --------
Balance, December 31, 1994........           -      $ -      27,721,881   $277     $296,168    $(3,999)     $(121,008)   $171,438
   Foreign currency translation
    adjustment....................                                                                 (58)                       (58)
   Preferred stock issuance
    -  June 30....................      833,333       8                              24,992                                25,000
    -  July 24....................      333,334       4                               9,902                                 9,906
   Exercise of common stock
    options.......................                              428,343      4        5,407                                 5,411
   Preferred stock dividends......                                                                             (1,484)     (1,484)
   Net income.....................                                                                              2,099       2,099
                                      ---------     ---      -----------  ----     --------    -------     ----------    --------

Balance, December 31, 1995........    1,166,667      12      28,150,224    281      336,469    (4,057)      (120,393)     212,312
   Foreign currency translation
    adjustment....................                                                                  21                         21
   Exercise of common stock
    options.......................                               318,358     3        6,472                                 6,475
   Exercise of warrants...........                               233,556     3        3,585                                 3,588
   Preferred stock dividends......                                                                            (1,531)      (1,531)
   Net income.....................                                                                             8,951        8,951

                                      ---------     ---      -----------  ----     --------    -------     ----------    --------
Balance, June 30, 1996............    1,166,667     $12       28,702,138  $287     $346,526    $(4,036)    $(112,973)    $229,816
                                      =========     ===      ===========  ====     ========    =======     =========     ========

  The accompanying notes are an integral part of these financial statements.

                         UNITED MERIDIAN CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                     For the six months
                                                                                       ended June 30,
                                                                              --------------------------------
                                                                                 1996                   1995
                                                                              ---------              ---------
Cash flows from operating activities:
 Net income................................................................   $   8,951              $   4,070
 Adjustments to reconcile net income to cash from operating
  activities:
   Exploration, including dry holes and impairments........................      14,711                  7,623
   Depreciation, depletion and amortization................................      41,821                 25,828
   Amortization of debt issue cost.........................................         792                    319
   Deferred income tax provision (benefit).................................       5,595                 (2,476)
   Gain on sale of assets..................................................     (18,012)               (12,569)
                                                                              ---------              ---------
                                                                                 53,858                 22,795
  Changes in assets and liabilities:
   Increase in receivables.................................................      (2,530)                (3,744)
   Decrease in payables and accrued liabilities............................     (19,185)                  (517)
   Increase in net gas imbalances..........................................         117                    183
   Other...................................................................       2,700                  1,869
                                                                              ---------              ---------
     Net cash provided by operating activities.............................      34,960                 20,586
                                                                              ---------              ---------
Cash flows from investing activities:
 Exploration...............................................................     (24,148)               (14,120)
 Development...............................................................     (37,444)               (36,519)
 Acquisition of properties.................................................           -                 (3,680)
 Additions to other property and equipment.................................        (615)                  (549)
 Net proceeds from sale of assets..........................................      29,715                 48,410
                                                                              ---------              ---------
     Net cash used in investing activities.................................     (32,492)                (6,458)
                                                                              ---------              ---------
Cash flows from financing activities:
 Repayment of long-term debt...............................................    (105,238)              (237,784)
 Additions to total debt...................................................      88,947                187,645
 Debt issue cost...........................................................        (251)                     -
 Proceeds from exercise of common stock options
   and warrants............................................................       6,157                  1,029
 Preferred stock dividends.................................................      (1,531)                     -
 Net proceeds from issuance of preferred stock.............................           -                 24,970
                                                                              ---------              ---------
     Net cash used in financing activities.................................     (11,916)               (24,140)
                                                                              ---------              ---------
Net decrease in cash and cash equivalents..................................      (9,448)               (10,012)
Cash and cash equivalents at beginning of period...........................      13,586                 11,825
                                                                              ---------              ---------
Cash and cash equivalents at end of period.................................   $   4,138              $   1,813
                                                                              =========              =========

  The accompanying notes are an integral part of these financial statements.

                         UNITED MERIDIAN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Financial Statements

 The accompanying consolidated financial statements of United Meridian Corporation (UMC or the Company) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, UMC believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995.

 The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

2.  Acquisitions and Dispositions

 As part of its on-going operations, the Company continually sells producing and undeveloped reserves and related assets. Certain transactions are discussed below.

 In February 1995, UMC sold all of its interests in oil and gas properties in West Virginia, effective January 1, 1995. Net proceeds from the sale were $41.2 million and a gain of $7.0 million was recognized. Total proved reserves at December 31, 1994, attributable to the sold properties were 61,715 MMcfe of natural gas equivalents.

 In March 1995, UMC sold all of its interest in the Main Pass 108 offshore Louisiana field effective February 1, 1995. Net proceeds from the sale were $6.9 million with a recognized gain of $4.7 million. Total proved reserves at December 31, 1994, associated with the Company's interest in Main Pass 108 were 2,106 MMcfe of natural gas equivalents.

 In October 1995, the Company agreed to assign a portion of its interest in Block B in Equatorial Guinea to Mobil for total consideration of $36.8 million, $18.8 million of which was received in 1995 with the remainder to be received in 1996. During the first six months of 1996, the Company recognized a gain of $11.4 million on proceeds of $13.0 million.

 In June 1996, UMC Resources Canada, Inc. (Resources), the Company's wholly-owned Canadian subsidiary, sold all of its interests in the Rocanville area in the province of Saskatchewan, effective May 1, 1996. Net proceeds from the sale were $6.9 million and a gain of $4.8 million was recognized. Total proved reserves attributable to the interests sold were 4,366 MMcfe of natural gas equivalents at December 31, 1995.

3.  Financial Instruments

 The Company has, from time to time, entered into crude oil and natural gas price swaps and interest rate swaps, or other similar hedging transactions, to reduce its exposure to price reductions on a portion of its production that is subject to market sensitive pricing and to reduce its exposure to increases in interest rates.

 The Company hedged a portion of its gas production via swap agreements in the first six months of 1996, resulting in a $2.2 million downward adjustment to natural gas revenues. Details of current contracts in place are described below.

 In April 1996, the Company entered into four natural gas collar contracts for a total of 14 BCF of natural gas for the period June through December, representing approximately 40% of estimated North American volumes. The collars consist of a guaranteed floor price of $2.20 per MMbtu and a cap of $2.70 per MMbtu. In addition, the Company also has an outstanding natural gas hedging contract expiring in December 1996 and having a notional volume of 50,000 MMbtu per month at $2.21 per MMbtu.

 As of January 1, 1996, UMC has a fixed interest rate swap contract that provides for fixed interest rates on $45.0 million of the Company's debt through 1998. The agreement includes annual fixed interest rates ranging from 5.55% in 1996 to 6.40% in 1998. Additionally, the Company has a two-year LIBOR interest rate cap contract, which began January 1, 1995, at an interest rate cap of 8.30% for 1996. The effect of these swaps has had minimal impact on Interest and Debt Expense during the six months ended June 30, 1996.

4.  Exercise of Common Stock Warrants

 On June 11, 1993, the Company issued warrants to purchase 250,004 shares of the Company's common stock in connection with the KPX acquisition at an exercise price of $15.36 per share. During the quarter ended June 30, 1996, proceeds of $3.6 million for the exercise of warrants were received and 233,556 shares of common stock were issued.

5.  Subsequent Event

 On July 26, 1996, the Company converted $35 million of Series F convertible preferred stock to 1.845 million shares of common stock in accordance with the automatic conversion terms of the original private offering. The conversion eliminates the 8.75% dividend on the preferred stock. Had the conversion of the Series F preferred stock occurred at January 1, 1996, the reported earnings per share would have been $0.28 and $0.16 for the six months and three months ended June 30, 1996, respectively.

6.  Supplemental Guarantor Information

 In connection with the sale by UMC of the 10-3/8% Senior Subordinated Notes (Notes) in October 1995, UMC Petroleum Corporation (Petroleum), wholly-owned and the Company's only direct subsidiary, has unconditionally guaranteed the full and prompt performance of the Company's obligations under the Notes and related indenture, including the payment of principal, premium (if any) and interest. Other than intercompany arrangements and transactions, the consolidated financial statements of Petroleum are equivalent in all material respects to those of the Company and therefore the separate consolidated financial statements of Petroleum are not material to investors and have not been included herein. However, in an effort to provide meaningful financial data relating to the guarantor (i.e., Petroleum on an unconsolidated basis) of the Notes, the following condensed consolidating financial information has been provided following the policies set forth below:

  (1) Investments in subsidiaries are accounted for by the Company on the cost basis. Earnings of subsidiaries are therefore not reflected in the related investment accounts.

  (2) Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 1996 and 1995
(In thousands)

                                                                  Unconsolidated
                                               ----------------------------------------------------
                                                                 Guarantor           Non-Guarantor          Consolidated
                                                  UMC           Subsidiary            Subsidiaries               UMC
                                               ---------     ---------------       ----------------       ---------------
1996
- ----
Revenues.....................................   $     -          $ 78,477               $36,485                $114,962
                                                -------          --------               -------                --------
Costs and expenses:
 Production costs............................         -            19,929                 5,837                  25,766
 General and administrative..................       107             5,187                 1,225                   6,519
 Exploration, including dry holes and
   impairments...............................         -             8,811                 5,900                  14,711
 Depreciation, depletion and amortization....         -            35,537                 6,284                  41,821
                                                -------          --------               -------                --------
Income (loss) from operations................      (107)            9,013                17,239                  26,145
 Interest income (expense), net..............     8,849           (15,814)               (4,415)                (11,380)
 Other credits, net..........................         -               (22)                  100                      78
                                                -------          --------               -------                --------
Net income (loss) before income taxes........     8,742            (6,823)               12,924                  14,843
Income tax benefit (provision)...............    (2,371)            1,272                (4,793)                 (5,892)
                                                -------          --------               -------                --------
Net income (loss)............................   $ 6,371          $ (5,551)              $ 8,131                $  8,951
                                                =======          ========               =======                ========

1995
- ----
Revenues.....................................   $     -          $ 58,362               $10,412                $ 68,774
                                                -------          --------               -------                --------
Costs and expenses:
 Production costs............................         -            15,786                 3,695                  19,481
 General and administrative..................       374             3,794                 1,269                   5,437
 Exploration, including dry holes and
   impairments...............................         -             5,470                 2,153                   7,623
 Depreciation, depletion and amortization....         -            21,306                 4,522                  25,828
                                                -------          --------               -------                --------
Income (loss) from operations................      (374)           12,006                (1,227)                 10,405
 Interest income (expense), net..............     7,614           (15,423)                 (920)                 (8,729)
 Other credits, net..........................         -                57                   248                     305
                                                -------          --------               -------                --------
Net income (loss) before income taxes........     7,240            (3,360)               (1,899)                  1,981
Income tax benefit (provision)...............    (2,534)            1,282                 3,341                   2,089
                                                -------          --------               -------                --------
Net income (loss)............................   $ 4,706          $ (2,078)              $ 1,442                $  4,070
                                                =======          ========               =======                ========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 1996 and 1995
(In thousands)

                                                                  Unconsolidated
                                               ----------------------------------------------------
                                                                 Guarantor           Non-Guarantor          Consolidated
                                                  UMC           Subsidiary            Subsidiaries               UMC
                                               ---------     ---------------       ----------------       ---------------
1996
- ----
Revenues.....................................   $     -           $39,628               $22,487               $62,115
                                                -------           -------               -------               -------
Costs and expenses:
 Production costs............................         -             9,543                 2,740                12,283
 General and administrative..................        70             2,544                   506                 3,120
 Exploration, including dry holes and
   impairments...............................         -             6,792                 3,458                10,250
 Depreciation, depletion and amortization....         -            18,839                 3,223                22,062
                                                -------           -------               -------               -------
Income (loss) from operations................       (70)            1,910                12,560                14,400
 Interest income (expense), net..............     4,444            (7,861)               (2,424)               (5,841)
 Other credits, net..........................         -              (103)                   67                   (36)
                                                -------           -------               -------               -------
Net income (loss) before income taxes........     4,374            (6,054)               10,203                 8,523
Income tax benefit (provision)...............      (862)            1,289                (3,715)               (3,288)
                                                -------           -------               -------               -------
Net income (loss)............................   $ 3,512           $(4,765)              $ 6,488               $ 5,235
                                                =======           =======               =======               =======
1995
- ----
Revenues.....................................   $     -           $22,353               $ 5,985               $28,338
                                                -------           -------               -------               -------
Costs and expenses:
 Production costs............................         -             7,613                 2,221                 9,834
 General and administrative..................       176             1,853                   654                 2,683
 Exploration, including dry holes and
   impairments...............................         -             2,807                   746                 3,553
 Depreciation, depletion and amortization....         -            10,627                 2,241                12,868
                                                -------           -------               -------               -------
Income (loss) from operations................      (176)             (547)                  123                  (600)
 Interest income (expense), net..............     3,871            (7,751)                 (476)               (4,356)
 Other credits, net..........................         -                28                   156                   184
                                                -------           -------               -------               -------
Net income (loss) before income taxes........     3,695            (8,270)                 (197)               (4,772)
Income tax benefit (provision)...............    (1,293)            3,308                 3,220                 5,235
                                                -------           -------               -------               -------
Net income (loss)............................   $ 2,402           $(4,962)              $ 3,023               $   463
                                                =======           =======               =======               =======

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
At June 30, 1996 and December 31, 1995
(In thousands)

                                                                  Unconsolidated
                                               ----------------------------------------------------
                                                                 Guarantor       Non-Guarantor      Eliminating     Consolidated
                                                  UMC           Subsidiary        Subsidiaries        Entries            UMC
                                               ---------     ---------------   ----------------       -------      ---------------
JUNE 30, 1996
- -------------
ASSETS
Current assets..........................        $      7          $  44,752         $ 23,328          $    -           $ 68,087
Intercompany investments................         469,546           (246,999)         (84,211)          (138,336)           -
Property and equipment, net.............            -               285,134          174,247               -            459,381
Other assets............................           5,706             29,525           (4,915)              -             30,316
                                                --------          ---------         --------          ---------        --------
   Total assets.........................        $475,259          $ 112,412         $108,449          $(138,336)       $557,784
                                                ========          =========         ========          =========        ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities.....................        $  4,091          $  42,160         $ 18,681          $    -           $ 64,932
Long-term debt..........................         150,000             31,725           45,533               -            227,258
Deferred credits and other
 liabilities............................            -                13,451           22,327               -             35,778
Stockholders' equity....................         321,168             25,076           21,908           (138,336)        229,816
                                                --------          ---------         --------           --------        ---------
 Total liabilities & stockholders'
   equity...............................        $475,259          $ 112,412         $108,449          $(138,336)       $557,784
                                                ========          =========         ========          =========        ========



DECEMBER 31, 1995
- -----------------
ASSETS
Current assets..........................         $     31          $ 44,599         $ 31,383          $    -           $ 76,013
Intercompany investments................          453,574          (239,072)         (76,165)          (138,337)           -
Property and equipment, net.............             -              305,930          162,743               -            468,673
Other assets............................            6,103            28,970           (1,309)              -             33,764
                                                 --------          --------         --------          ---------        --------
   Total assets.........................         $459,708          $140,427         $116,652          $(138,337)       $578,450
                                                 ========          ========         ========          =========        ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities.....................         $  3,443          $ 57,920         $ 29,447          $    -           $ 90,810
Long-term debt..........................          150,000            39,225           55,574               -            244,799
Deferred credits and other
 liabilities............................             -               12,655           17,874               -             30,529
Stockholders' equity....................          306,265            30,627           13,757           (138,337)        212,312
                                                 --------          --------         --------           ---------       --------
 Total liabilities & stockholders'
  equity................................         $459,708          $140,427         $116,652          $(138,337)       $578,450
                                                =========          ========         ========          =========        ========



SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(In thousands)

                                                                       Unconsolidated
                                                     -----------------------------------------------------
                                                                       Guarantor             Non-Guarantor         Consolidated
1996                                                     UMC           Subsidiary             Subsidiaries             UMC
- ----                                                 -----------      ------------          --------------         ------------
Cash flows from operating activities:
 Net income (loss)................................     $ 6,371          $ (5,551)              $  8,131              $  8,951
  Adjustments to reconcile net income
  (loss) to cash from operating activities........       2,633            42,526                   (252)               44,907
 Changes in assets and liabilities................         648           (14,598)                (4,948)              (18,898)
                                                       -------          --------               --------              --------
   Net cash provided by operating activities......       9,652            22,377                  2,931                34,960
Cash flows used in investing activities...........          -            (31,425)                (1,067)              (32,492)
Cash flows provided by (used in) financing
 activities.......................................      (9,676)           (2,945)                   705               (11,916)
                                                       -------          --------               --------              --------
Net increase (decrease) in cash and cash
 equivalents......................................         (24)          (11,993)                 2,569                (9,448)
Cash and cash equivalents at beginning of period..          31             6,631                  6,924                13,586
                                                       -------          --------               --------              --------
Cash and cash equivalents at end of period........     $     7          $ (5,362)              $  9,493              $  4,138
                                                       =======          ========               ========              ========

1995
- ----
Cash flows from operating activities:
 Net income (loss)................................     $ 4,706          $ (2,078)              $  1,442              $  4,070
 Adjustments to reconcile net income
  (loss) to cash from operating activities........       2,649            12,449                  3,627                18,725
 Changes in assets and liabilities................         (57)            5,269                 (7,421)               (2,209)
                                                       -------          --------               --------              --------
   Net cash provided by (used in) operating
    activities....................................       7,298            15,640                 (2,352)               20,586
Cash flows provided by (used in) investing
 activities.......................................          -             22,001                (28,459)               (6,458)
Cash flows provided by (used in) financing
 activities.......................................      (7,295)          (40,520)                23,675               (24,140)
                                                       -------          --------               --------              --------
Net increase (decrease) in cash and cash
 equivalents......................................           3            (2,879)                (7,136)              (10,012)
Cash and cash equivalents at beginning of period..          12             3,728                  8,085                11,825
                                                       -------          --------               --------              --------
Cash and cash equivalents at end of period........     $    15          $    849               $    949              $  1,813
                                                       =======          ========               ========              ========

 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

 The following table sets forth certain operating information of the Company for the periods shown:

- --------

                                           FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                              ENDED JUNE 30,            ENDED JUNE 30,
                                           -------------------        ------------------
                                             1996       1995            1996      1995
                                           --------   --------        --------  --------
Production:
 Natural gas (MMcf)
    U.S.................................    12,558      9,572          24,850    19,696
    Canada..............................     1,323      1,426           2,516     2,871
    Cote d'Ivoire.......................       730        -             1,243       -
                                            ------     ------          ------    ------
    Total...............................    14,611     10,998          28,609    22,567
 Oil (Mbbls)
    U.S.................................       566        452           1,122       866
    Canada..............................       150        166             295       334
    Cote d'Ivoire.......................       241         69             444        69
                                            ------     ------          ------    ------
    Total...............................       957        687           1,861     1,269
Average wellhead sales price: /(1)/
 Natural gas ($ per Mcf)
    U.S.................................    $ 2.19     $ 1.55          $ 2.23    $ 1.57
    Canada..............................    $ 1.16     $ 1.15          $ 1.37    $ 1.15
    Cote d'Ivoire.......................    $ 1.74     $  -            $ 1.73    $  -
    Total Company.......................    $ 2.07     $ 1.49          $ 2.13    $ 1.51
 Oil ($ per bbl)
    U.S.................................    $20.56     $16.83          $19.32    $16.40
    Canada..............................    $18.94     $18.49          $17.85    $17.59
    Cote d'Ivoire.......................    $18.21     $15.04          $18.79    $15.04
    Total Company.......................    $19.71     $17.06          $18.96    $16.65
Additional data ($ per Mcfe):
 Production and operating costs /(2)/...    $ 0.52     $ 0.54          $ 0.53    $ 0.54
 Ad valorem and production taxes........    $ 0.08     $ 0.11          $ 0.12    $ 0.11
 General and administrative expense.....    $ 0.15     $ 0.18          $ 0.16    $ 0.18
 Oil and natural gas depletion,
  depreciation and amortization.........    $ 1.07     $ 0.84          $ 1.04    $ 0.84


- --------------------------------------------
/(1)/  Net of impact of hedging activities.

/(2)/ Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995.

     Total revenues for the six months ended June 30, 1996 were $115.0 million, or 67.2% greater than the six months ended June 30, 1995 amount of $68.8 million. The increase in total revenue was primarily attributable to significant improvements in oil and natural gas prices for the period, increased production volumes of oil and natural gas and gain on sale of assets of $18.0 million, an increase of 42.9% from the comparable period.

     The average sales price for natural gas increased $0.62 per Mcf or 41.1% in the first six months of 1996 from the first six months of 1995. Natural gas production for the six months ended June 30, 1996, was 28,609 MMcf, an increase of 26.8% over 1995 volumes due primarily to new production from the Gulf of Mexico and gas production in Cote d'Ivoire which commenced late in 1995. The average sales price for oil increased $2.31 per bbl or 13.9% in the first six months of 1996 compared to the first six months of 1995. Oil production increased 46.7% or 592 Mbbls in the first six months of 1996 due primarily to increased oil production in Cote d'Ivoire and condensate production in the Gulf of Mexico.

     Production costs, including ad valorem and production taxes, for the first six months of 1996 of $25.8 million increased 32.3% from $19.5 million for the first six months of 1995, with the increase primarily attributable to production in Cote d'Ivoire. However, production costs per Mcfe remained flat at $0.65 in the first six months of 1996 and 1995.

     General and administrative expenses for the six months ended June 30, 1996, were $6.5 million compared to $5.4 million for the six months ended June 30, 1995, primarily due to an overall increase in the Company's operations. However, in the first six months of 1996, general and administrative expenses per Mcfe of production were $0.16 compared to $0.18 for the comparable period of 1995 or a decrease of 11.1%.

     Exploration, dry hole and lease impairment expenses for the first six months of 1996 were $14.7 million compared to $7.6 million for the first six months of 1995. This increase of $7.1 million was primarily due to increased geological and geophysical costs, reflecting a higher level of international and North American exploration activity in 1996 and increased dry hole costs.

     Depreciation, depletion and amortization (DD&A) expense for the first six months of 1996 of $41.8 million increased 62.0% from $25.8 million for the six months ended June 30, 1995, due primarily to overall increased production levels. Certain downward mid-year revisions of proved oil and gas reserves were recognized by the Company at June 30, 1996, increasing DD&A expense for the period by $1.3 million. Furthermore, a greater proportion of the Company's oil and gas volumes were produced from the Gulf of Mexico region which historically has higher amortization rates.

     Interest expense for the first six months of 1996 was $11.4 million compared to $8.7 million for the first six months of 1995. This $2.7 million increase is primarily due to a higher average interest rate in 1996, due to the issuance of senior subordinated notes in the fourth quarter of 1995, offset by lower debt levels for the first half of 1996 versus the comparable period of 1995.

     An income tax provision of $5.9 million (of which $0.3 million is a current provision and $5.6 million is a deferred provision) was recognized as of June 30, 1996, compared to a benefit of $2.1 million for the comparable period of 1995. Included in the 1995 tax provision was the release of $0.7 million in deferred income taxes and generation of a $0.6 million current tax receivable relating to the completion of an on-going audit of the Company's Canadian operations. Consistent with the Statement of Financial Accounting Standards No. 109, the income tax provision or benefit is derived from changes in deferred income taxes on the balance sheet.

     The Company reported net income of $9.0 million, or $0.24 per share, for the first six months of 1996 compared to net income of $4.1 million, or $0.14 per share, for the comparable period in 1995.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995.

     Material changes in the results of operations between the three months ended June 30, 1996 and 1995, primarily reflect the significant increases in oil and natural gas production volumes and prices received and gain on sale of assets, all of which have been discussed previously. Increases in exploration expenses during the second quarter of 1996 as compared to the comparable period in 1995 reflect the significant international seismic program underway and certain dry hole costs recorded during the quarter.

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of cash for the Company during the six months ended June 30, 1996, included funds generated from operations which reflected significant increases in production volumes and prices received, proceeds from asset sales and exercise of stock options and warrants. In the comparable period of 1995, the primary sources of cash included funds generated from operations and proceeds from sales of certain oil and gas properties. Primary cash uses included capital expenditures (including exploration expenses) which totaled $62.2 million for the first six months of 1996.

     Discretionary cash flow, a measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of exploration expenses, including dry hole costs and impairments, depreciation, depletion and amortization, deferred income tax and gain (loss) on sale of assets. The effects of working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures, debt repayment or dividend payments. The Company generated discretionary cash flow of approximately $53.9 million for the first six months of 1996 and $22.8 million for the first six months of 1995. The Company anticipates higher levels of discretionary cash flow in the remainder of 1996 as compared to 1995 due to increased forecasted production levels, full-year production in Cote d'Ivoire, commencement of production in Equatorial Guinea and the improvement of oil and natural gas prices since December 31, 1995.

     As part of its on-going operations, the Company continually sells producing and undeveloped reserves and related assets. During the first six months of 1996, the Company realized net proceeds of $29.7 million, as compared to $48.4 million during the comparable period of 1995.

     During the first six months of 1996, the Company realized proceeds of $6.2 million on the exercise of common stock options and warrants, which were due to expire during the second quarter of 1996.

     On July 26, 1996, the Company converted $35 million of Series F convertible preferred stock to 1.845 million shares of common stock in accordance with the automatic conversion terms of the original private offering. This conversion eliminates the 8.75% dividend on the preferred stock.

     The Balance Sheet reflects a total debt to book capitalization ratio of 50% and 54% at June 30, 1996 and December 31, 1995, respectively. The ratio at June 30, 1995 was 48%. Long-term debt outstanding at June 30, 1996 consisted of (1) $150.0 million senior subordinated notes, (2) $32.5 million project loan and (3) $44.8 million outstanding on the Company's revolving loan, resulting in liquidity (including cash) exceeding $130 million, as compared to $124 million at December 31, 1995.

     The Company's interest coverage ratio (calculated as the ratio of income from operations plus depreciation, depletion and amortization, impairment of proved oil and gas properties and exploration expense to interest less non-cash amortization of debt issue costs) was 7.11 to 1 for the six months ended June 30, 1996, compared with 5.21 to 1 during the comparable period of 1995.

OPERATING DATA

     For 1996, the Company has adopted a total capital expenditure budget of $174 million (exploration, development, and acquisitions) which will be funded from discretionary cash flow, non-core area property sales and available debt liquidity under the Credit Facility. This capital program may change if the prices of oil and natural gas are significantly more or less than the Company's expectations or based upon the results of the Company's exploration program.

FOREIGN CURRENCY TRANSACTIONS

     The Company conducts a portion of its business in Canadian dollars. Therefore, a portion of the Company's business is subject to fluctuations in currency exchange rates. In preparing the Company's financial statements, the results of operations of the Canadian subsidiary are generally translated at the average exchange rate for the year-to-date, and the subsidiary's assets and liabilities are translated at the rate of exchange in effect on the balance sheet date.

     The majority of revenues and expenditures for the Company's West African operations are settled and all books and records are maintained in the U.S. dollar.

CHANGES IN PRICES AND INFLATION

     The Company's revenues and the value of its oil and natural gas properties have been, and will continue to be, effected by changes in oil and natural gas prices. The Company's ability to maintain its current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain Company costs and expenses are effected by the level of inflation, inflation did not have a significant effect on the Company's results of operations for the first six months of 1996 or 1995.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is a named defendant in lawsuits and is a party in governmental proceedings from time to time arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.  Changes in Securities.
  None.

Item 3.  Defaults Upon Senior Securities.
  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Stockholders voting at the Annual Meeting on May 22, 1996, and by proxy, elected four Directors (three incumbent, one new) to serve on the Company's Board of Directors until the 1999 annual meeting. The vote tabulation for the individual Directors was:


          Director                 Shares For    Shares Withheld
- ----------------------------       ----------    ---------------
       J. Dennis Bonney            25,743,164         93,440
       John B. Brock               25,745,864         90,740
       Steven A. Denning           25,743,364         93,240
       David K. Newbigging         25,742,364         94,240

     Voting stockholders approved an amendment to the Company's 1994 Employee Nonqualified Stock Option Plan to increase the number of shares available for issuance thereunder from 2,350,000 to 2,850,000. The amendment was approved by 23,306,453 (90.3%) votes for and 2,497,301 (9.7%) against with 32,850 abstentions.

     Voting stockholders approved an amendment to the Company's 1994 Outside Directors' Nonqualified Stock Option Plan to increase the number of shares available for issuance thereunder from 150,000 to 250,000. The amendment was approved by 22,770,212 (88.2%) votes for and 3,032,692 (11.8%) against with
33,700 abstentions.

     Voting stockholders also approved the appointment of Arthur Andersen LLP as the Company's independent public accountants. The vote was 25,821,478 for and 9,726 against. There were 5,400 abstentions.

Item 5.  Other Information.
  None.

Item 6.  Exhibits and Reports on Form 8-K.
  (a) Exhibits: See Index to Exhibits incorporated by reference.
  (b) Report on Form 8-K:
  None.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNITED MERIDIAN CORPORATION



                 August 8, 1996       /s/ Jonathan M. Clarkson
                                     -------------------------
                                     Jonathan M. Clarkson
                                     Executive Vice President and
                                      Chief Financial Officer


                                      /s/ Christopher E. Cragg
                                     -------------------------
                                     Christopher E. Cragg
                                     Vice President, Controller and
                                      Chief Accounting Officer

                               INDEX TO EXHIBITS

                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                           EXHIBIT                             PAGE
- -------     -------------------------------------------------    -------------

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit
            3.1 to UMC's 1995 Form 10-K filed with the
            Securities and Exchange Commission on March 7, 1996.

3.2 By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

4.1         Amended and Restated Credit Agreement dated as of
            July 18, 1994, among Petroleum, UMC and Norfolk Holdings Inc. as the Guarantors, The Chase Manhattan Bank, N.A., Morgan Guaranty Trust Company of New York and the lenders signatory thereto, incorporated by reference to Exhibit (b)(1) of Schedule 14D-1 and
            Schedule 13D of UMC, (No. 5-44990) filed with the Securities and Exchange Commission on August 11, 1994.

4.2 First Joint Amendment to Amended and Restated Credit Agreement and to Amended and Restated Credit
            Agreement (Canada) effective as of September 2, 1994, incorporated by reference to Exhibit 4.2 to Amendment No. 1 to UMC's Form S-4 (No. 33-83458) filed with the Securities and Exchange Commission on October 7, 1994.

4.3 Guaranty Agreement dated as of July 18, 1994, by UMC in favor of The Chase Manhattan Bank, N.A., Morgan Guaranty Trust Company of New York and the lenders listed therein, incorporated by reference to Exhibit
            4.4 to UMC's Form S-4 (No. 33-83458) filed with the Securities and Exchange Commission on August 31, 1994.

4.4 Guaranty Agreement dated as of July 18, 1994, by Norfolk Holdings Inc. as the Guarantor, in favor of The Chase Manhattan Bank, N.A., Morgan Guaranty Trust Company of New York and the lenders listed therein, incorporated by reference to Exhibit 4.5 to UMC's Form S-4 (No. 33-83458) filed with the Securities and Exchange Commission on August 31, 1994.

4.5 Amended and Restated Credit Agreement dated as of July 18, 1994 among UMC Resources Canada Ltd., The Chase Manhattan Bank of Canada and the lenders signatory thereto, incorporated by reference to
            Exhibit 4.6 to UMC's Form S-4 (No. 33-83458) filed with the Securities and Exchange Commission on August 31, 1994.

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                          EXHIBIT                               PAGE
- ------- -------------------------------------------------------   -------------

4.6 Guaranty Agreement dated as of July 18, 1994, by UMC as the Guarantor, in favor of The Chase Manhattan Bank of Canada and the lenders listed therein, incorporated by reference to Exhibit 4.7 to UMC's Form S-4 (No. 33-83458) filed with the Securities and Exchange Commission on August 31, 1994.

4.7 Guaranty Agreement dated as of July 18, 1994 by Petroleum in favor of The Chase Manhattan Bank of Canada and the lenders listed therein, incorporated by reference to
        Exhibit 4.8 to UMC's Form S-4 (No. 33-83458) filed with the Securities and Exchange Commission on August 31, 1994.

4.8 Employment Agreement dated as of August 9, 1994, among Donald D. Wolf, UMC and Petroleum, incorporated by reference to Exhibit (c)(4) to UMC's Schedule 14D-1 (No. 5-44990) filed with the Securities and Exchange Commission on August 11, 1994.

4.9 Amendment No. 1 to Registration Rights Agreement dated as of August 9, 1994 among GARI, UMC, General Atlantic Corporation, John Hancock Mutual Life Insurance Company and Fidelity Oil Holdings, Inc., incorporated by reference to Exhibit (c)(8) to UMC's Schedule 14D-1
        (No. 5-44990) filed with the Securities and Exchange Commission on August 11, 1994.

4.10 Second Joint Amendment to Amended and Restated Credit Agreement and to Amended and Restated Credit Agreement (Canada) effective as of November 15, 1994, incorporated by reference to Exhibit 4.11 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

4.11 Third Joint Amendment to Amended and Restated Credit Agreement and to Amended and Restated Credit Agreement (Canada) effective as of December 31, 1994, incorporated by reference to Exhibit 4.12 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

4.12 Credit Agreement dated as of December 31, 1994 among UMC, The Chase Manhattan Bank, N.A., Morgan Guaranty Trust Company of New York and Lenders Signatory thereto incorporated by reference to Exhibit 4.13 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

4.13 Specimen of certificate representing Series A Voting Common Stock, $.01 par value, of the Company, incorporated herein by reference to Exhibit 4.13 to the Company's Form 10-Q for the period ended June 30, 1994 filed with the Securities and Exchange Commission on August 10, 1994.

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                         EXHIBIT                                PAGE
- -------   -----------------------------------------------------   ------------


4.14 Stock Purchase Agreement of Series F Convertible Preferred Stock (par value $0.01 per share) between UMC and John Hancock Mutual Life Insurance Company, The Travelers Insurance Company, The Travelers Life and Annuity Company, The Phoenix Insurance Company and The Travelers Indemnity Company dated June 30, 1994, incorporated by reference to Exhibit 4.16 to UMC's Form 10-Q for the quarterly period ended June 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

4.15 Stock Purchase Agreement of Series F Convertible Preferred Stock (par value $0.01 per share) between UMC and John Hancock Mutual Life Insurance Company dated July 24, 1995, incorporated by reference to Exhibit 4.17 to UMC's
          Form 10-Q for the quarterly period ended June 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

4.16 First Amendment to Credit Agreement among UMC, The Chase Manhattan Bank, N.A., Morgan Guaranty Trust Company of New York and Lenders Signatory thereto dated as of June 30, 1995, incorporated by reference to Exhibit 4.18 to UMC's Form 10-Q for the quarterly period ended June 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

4.17 Loan Agreement between UMIC Cote d'Ivoire Corporation and International Finance Corporation dated as of July 14, 1995, incorporated by reference to Exhibit 4.19 to UMC's Form 10-Q for the quarterly period ended June 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

4.18 Share Retention, Guarantee and Clawback Agreement among UMC, UMC Petroleum Corporation, UMIC Cote d'Ivoire Corporation and International Finance Corporation dated as of July 14, 1995, incorporated by reference to Exhibit 4.20 to UMC's Form 10-Q for the quarterly period ended
          June 30, 1995, filed with the Securities and Exchange
          Commission on August 10, 1995.

4.19 Fourth Joint Amendment to Amended and Restated Credit Agreement and to Amended Restated Credit Agreement (Canada) effective as of October 30, 1995, incorporated by reference to Exhibit 4.21 to UMC's Form 10-Q for the quarterly period ended September 30, 1995, filed with the Securities and Exchange Commission on November 13, 1995.

4.20 Indenture between the Company, Petroleum and Bank of Montreal Trust Company, dated October 30, 1995, incorporated by reference to Exhibit 4.20 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                          EXHIBIT                                 PAGE
- -------  ---------------------------------------------------------  ------------

4.21 Rights Agreement by and between United Meridian Corporation and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent, dated as of February 13, 1996, incorporated by reference as Exhibit 1 to Form 8-K, filed with the Securities and Exchange Commission on February 14, 1996.

10.1 UMC Key Employee Cash Compensation Program, as amended, incorporated herein by reference to Exhibit 10.1 to the Company's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on May 28, 1993.

10.2 The UMC Petroleum Savings Plan as amended and restated incorporated herein by reference to Exhibit 4.10 to the Company's Form S-8 (No. 33-73574) filed with the Securities and Exchange Commission on December 29, 1993.

10.3 First Amendment to the UMC Petroleum Savings Plan, as Amended and Restated as of January 1, 1993, dated April 18, 1994, incorporated by reference to Exhibit 10.3 to UMC's 1994
         Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

10.4 UMC 1987 Nonqualified Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Company's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on May 28, 1993.

10.5 Third Amendment to UMC 1987 Nonqualified Stock Option Plan dated November 16, 1993 incorporated herein by reference to
         Exhibit 10.4 to the Company's 1993 Form 10-K filed with the Securities and Exchange Commission on March 7, 1994.

10.6 Fourth Amendment to UMC 1987 Nonqualified Stock Option Plan dated April 6, 1994, incorporated by reference to Exhibit 10.6 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

10.7 UMC 1994 Nonqualified Employee Stock Option Plan incorporated herein by reference to Exhibit 4.14 to the Company's Form S-8 (No. 33-79160) filed with the Securities and Exchange Commission on May 19, 1994.

10.8 First Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated November 16, 1994, incorporated herein by reference to Exhibit 4.11.1 to the Company's Form S-8
         (No. 33-86480) filed with the Securities and Exchange Commission on November 18, 1994.

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                          EXHIBIT                               PAGE
- -------   -------------------------------------------------------  -----------

10.9 UMC 1994 Outside Directors' Nonqualified Stock Option Plan incorporated herein by reference to Exhibit 4.15 to the Company's Form S-8 (No. 33-79160) filed with the Securities and Exchange Commission on May 19, 1994.

10.10 UMC Petroleum Corporation Supplemental Benefit Plan effective January 1, 1994, approved by the Board of Directors on March 29, 1994, incorporated by reference to Exhibit 10.10 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

10.11 Form of Indemnification Agreement, with Schedule of Signatories, incorporated herein by reference to Exhibit
          10.4 to the Company's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on May 28, 1993.

10.12 Petroleum Production Sharing Contract on Block CI-11 dated June 27, 1992 among the Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (including English translation), incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to the Company's
          Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on July 20, 1993.

10.13 Production Sharing Contract dated August 18, 1992 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area A - Offshore NE Bioco), incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

10.14 Production Sharing Contract dated June 29, 1992 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area B - Offshore NW Bioco), incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

10.15 Production Sharing Contract dated June 29, 1994 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area C - Offshore Bioco) incorporated by reference to Exhibit 10.15 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            EXHIBIT                              PAGE
- -------    ------------------------------------------------------  ------------

10.16 Production Sharing Contract on Block CI-01 dated December 5, 1994 among The Republic of Cote d'Ivoire UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation) incorporated by reference to Exhibit 10.16 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

10.17      Production Sharing Contract on Block CI-02 dated
           December 5, 1994 among The Republic of Cote d'Ivoire UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation) incorporated by reference to Exhibit 10.17 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

10.18      Production Sharing Contract on Block CI-12 dated
           April 27, 1995 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and others (English translation), incorporated by reference to Exhibit 10.18 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

10.19 Contract for Sale and Purchase of Natural Gas for Block CI-11 among Caisse Autonome D'Amortissement, UMIC
           Cote d'Ivoire Corporation and others dated September 30, 1994 (French and English translation) incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the period ended September 30, 1994 filed with the Securities and Exchange Commission on November 14, 1994.

10.20      Production Sharing Contract dated April 5, 1995 between
           The Republic of Equatorial Guinea and UMIC Equatorial Guinea Corporation (Area D - Offshore Bioco) incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the period ended June 30, 1995 filed with the Securities and Exchange Commission on August 10, 1995.

10.21 Contract for Purchase and Sale of Lion Crude Oil between UMIC Cote d'Ivoire Corporation, International Finance Corporation, G.N.R. (Cote d'Ivoire) Ltd. and Pluspetrol S.A. and Total International Limited, dated December 1, 1995, incorporated by reference to Exhibit 10.22 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

10.22* Amendment to United Meridian Corporation 1994 Non-Qualified Stock Option Agreement for Former Employees of General Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and
           Donald D. Wolf.

10.23* Amendment to Employment Agreement dated as of April 16, 1996 among Petroleum and Donald D. Wolf.

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                      EXHIBIT                                   PAGE
- -------    ----------------------------------------------------   -------------

11.1*      Calculation of Net Income per Common Share.

27.1*      Financial Data Schedule.

- -------------------
*  Filed herewith.