Form 10-Q
period 1996-09-30
UNITED MERIDIAN CORP
filed 1996-11-12
CIK 818885

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549-1004


                                   FORM 10-Q

                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                              ------------------

                     Commission file number     1-12088
                                              ---------------


                          UNITED MERIDIAN CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                      75-2160316
---------------------------------          -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

  1201 Louisiana, Suite 1400, Houston, TX                       77002-5603
 ------------------------------------------                   --------------
 (Address of principal executive offices)                       (Zip Code)

                                      (713) 654-9110
                            ---------------------------------
                             (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No _____.

     The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of November 7, 1996, the latest practicable date, was 34,346,564.

--------------------------------------------------------------------------------

                          UNITED MERIDIAN CORPORATION

                                   Form 10-Q
                               September 30, 1996

                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

 PART I - FINANCIAL INFORMATION                                            Page

   Item 1. Consolidated Financial Statements (Unaudited)
            Consolidated Statement of Income for the Three Months
             and Nine Months Ended September 30, 1996 and 1995 ............  1
            Consolidated Balance Sheet at September 30, 1996 and
             December 31, 1995 ............................................  2
            Consolidated Statement of Changes in Stockholders' Equity
             for the Year Ended December 31, 1995 and for the
             Nine Months Ended September 30, 1996 .........................  4
            Consolidated Statement of Cash Flows for the Nine Months
             Ended September 30, 1996 and 1995 ............................  5
            Notes to Consolidated Financial Statements ....................  6

   Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition ...................................... 12


 PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings ............................................. 16
   Item 2.  Changes in Securities ......................................... 16
   Item 3.  Defaults Upon Senior Securities ............................... 16
   Item 4.  Submission of Matters to a Vote of Security Holders ........... 16
   Item 5.  Other Information ............................................. 16
   Item 6.  Exhibits and Reports on Form 8-K .............................. 16

 SIGNATURES ............................................................... 17


 EXHIBITS -
   Index to Exhibits ...................................................... 18



--------------------------------------------------------------------------------

                          UNITED MERIDIAN CORPORATION

                       CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                For the three                   For the nine
                                                                months ended                    months ended
                                                                September 30,                   September 30,
                                                        --------------------------      --------------------------
                                                            1996           1995            1996            1995
                                                        ----------      ----------      ----------      ----------
Revenues:
  Gas sales ...............................             $  25,853       $  16,870       $  86,839       $  50,992
  Oil sales ...............................                21,746          11,396          57,030          32,524
  Gain (loss) on sale of assets ...........                 7,385            (132)         25,397          12,437
  Other ...................................                    79             935             759           1,890
                                                        ---------       ---------       ---------       ---------
                                                           55,063          29,069         170,025          97,843
                                                        ---------       ---------       ---------       ---------
Costs and expenses:
  Production costs ........................                11,919          11,318          37,685          30,799
  General and administrative ..............                 3,040           1,646           9,559           7,083
  Exploration, including dry holes and
    impairments ...........................                 8,105           4,496          22,816          12,119
  Depreciation, depletion and amortization.                21,072          13,087          62,893          38,915
                                                        ---------       ---------       ---------       ---------
                                                           44,136          30,547         132,953          88,916
                                                        ---------       ---------       ---------       ---------
Income (loss) from operations .............                10,927          (1,478)         37,072           8,927
Other income and expenses:
  Interest and debt expense ...............                (5,440)         (3,098)        (16,820)        (11,827)
  Other ...................................                  (124)             84             (46)            389
                                                        ---------       ---------       ---------       ---------
Net income (loss) before income taxes .....                 5,363          (4,492)         20,206          (2,511)
Income tax benefit (provision):
  Current .................................                  (373)           (414)           (670)           (801)
  Deferred ................................                (2,152)          3,054          (7,747)          5,530
                                                        ---------       ---------       ---------       ---------
Net income (loss) .........................                 2,838          (1,852)         11,789           2,218
Preferred stock dividends .................                    -             (718)         (1,531)           (718)
                                                        ---------       ---------       ---------       ---------
Net income (loss) available to common
  stockholders ............................             $   2,838       $  (2,570)      $  10,258       $   1,500
                                                        =========       =========       =========       =========
Net income (loss) per common share ........             $    0.09       $   (0.09)      $    0.33       $    0.05
                                                        =========       =========       =========       =========
Weighted average number of common
  shares outstanding, including common
  stock equivalents (Exhibit 11.1) ........                32,025          27,999          30,695          29,207
                                                        ==========      ==========      ==========      ==========

  The accompanying notes are an integral part of these financial statements.

                          UNITED MERIDIAN CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                        September 30,           December 31,
                                                                            1996                    1995
                                                                            ----                    ----
                                                                        (Unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents ................................            $   12,303              $   13,586
  Accounts receivable
    Oil and gas sales ......................................                26,827                  18,188
    Joint interest and other ...............................                28,658                  22,522
  Deferred income taxes ....................................                 7,177                   3,875
  Inventory ................................................                10,981                  15,313
  Prepaid expenses and other ...............................                 9,812                   2,529
                                                                        -----------             -----------
        Total current assets ...............................                95,758                  76,013
                                                                        -----------             -----------
Property and equipment, at cost:
  Oil and gas (successful efforts method)
    Proved properties ......................................               807,193                 759,695
    Unproved properties ....................................                13,506                  12,369
  Other property and equipment .............................                 6,572                   6,231
                                                                        -----------             -----------
                                                                           827,271                 778,295
  Accumulated depreciation, depletion and amortization .....              (346,044)               (309,622)
                                                                        -----------             -----------
                                                                           481,227                 468,673
                                                                        -----------             -----------
Other assets:
  Gas imbalances receivable ................................                 6,914                   5,852
  Deferred income taxes ....................................                17,121                  17,140
  Debt issue cost ..........................................                 8,981                   9,905
  Other ....................................................                   849                     867
                                                                        -----------             -----------
                                                                            33,865                  33,764
                                                                        -----------             -----------
        TOTAL ASSETS .......................................            $  610,850              $  578,450
                                                                        ===========             ===========

  The accompanying notes are an integral part of these financial statements.

                          UNITED MERIDIAN CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)



                                                                        September 30,           December 31,
                                                                           1996                     1995
                                                                           ----                     ----
                                                                        (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................            $   54,526              $   58,137
  Advances from joint owners ...............................                 6,058                   8,238
  Interest payable .........................................                 9,484                   4,494
  Accrued liabilities ......................................                 9,750                   6,202
  Notes payable ............................................                    -                   10,639
  Current maturities of long-term debt .....................                 3,375                   3,100
                                                                        -----------             -----------
                                                                            83,193                  90,810
                                                                        -----------             -----------
Long-term debt:
  Revolving loan ...........................................                71,367                  61,049
  Cote d'Ivoire project loan ...............................                30,375                  33,750
  10-3/8% senior subordinated notes ........................               150,000                 150,000
                                                                        -----------             -----------
                                                                           251,742                 244,799
                                                                        -----------             -----------

Deferred credits and other liabilities:
  Deferred income taxes ....................................                24,641                  18,499
  Gas imbalances payable ...................................                 5,785                   6,377
  Other ....................................................                 5,093                   5,653
                                                                        -----------             -----------
                                                                            35,519                  30,529
                                                                        -----------             -----------

Commitments and contingencies

Stockholders' equity:
  Series F preferred stock .................................                    -                       12
  Common stock .............................................                   311                     281
  Additional paid-in capital ...............................               354,218                 336,469
  Foreign currency translation adjustment ..................                (3,998)                 (4,057)
  Retained earnings (deficit) ..............................              (110,135)               (120,393)
                                                                        -----------             -----------
                                                                           240,396                 212,312
                                                                        -----------             -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........            $  610,850              $  578,450
                                                                        ===========             ===========


  The accompanying notes are an integral part of these financial statements.

                          UNITED MERIDIAN CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

 For the year ended December 31, 1995 and nine months ended September 30, 1996

                                               Series F
                                           Preferred Stock         Common Stock            Add'l            Foreign
                                        --------------------    -------------------       Paid-In          Currency
                                          Shares      Amount      Shares     Amount       Capital         Adjustment
                                        ----------    ------    ----------  --------    -----------     -------------

Balance, December 31, 1994 ........             -     $   -     27,721,881  $   277     $ 296,168       $    (3,999)
  Foreign currency translation
    adjustment ....................                                                                             (58)
  Preferred stock issuance
    - June 30 .....................        833,333         8                               24,992
    - July 24 .....................        333,334         4                                9,902
  Exercise of common stock
    options .......................                                428,343        4         5,407
  Preferred stock dividends .......
  Net income ......................
                                        ----------    ------    ----------  -------     -----------     -----------

Balance, December 31, 1995 ........      1,166,667        12    28,150,224      281       336,469            (4,057)
  Foreign currency translation
    adjustment ....................                                                                              59
  Exercise of common stock
    options .......................                                822,198        9        14,137
  Exercise of warrants ............                                235,749        2         3,619
  Preferred stock dividends .......
  Automatic conversion of Series
    F preferred stock to common
    stock .........................     (1,166,667)      (12)    1,845,284       19            (7)
  Net income ......................
                                        ----------    ------    ----------  -------     ---------       -----------

Balance, September 30, 1996
  (Unaudited) .....................             -     $   -     31,053,455  $   311     $ 354,218       $    (3,998)
                                        ==========    ======    ==========  =======     =========       ===========







                                            Retained
                                            Earnings
                                           (Deficit)          Total
                                          -----------     -------------

Balance, December 31, 1994 ........        $(121,008)        $171,438
  Foreign currency translation
    adjustment ....................                               (58)
  Preferred stock issuance
    - June 30 .....................                            25,000
    - July 24 .....................                             9,906
  Exercise of common stock
    options .......................                             5,411
  Preferred stock dividends .......           (1,484)          (1,484)
  Net income ......................            2,099            2,099
                                           ---------         --------

Balance, December 31, 1995 ........         (120,393)         212,312
  Foreign currency translation
    adjustment ....................                                59
  Exercise of common stock
    options .......................                            14,146
  Exercise of warrants ............                             3,621
  Preferred stock dividends .......           (1,531)          (1,531)
  Automatic conversion of Series
    F preferred stock to common
    stock .........................                                -
  Net income ......................           11,789           11,789
                                           ---------         --------

Balance, September 30, 1996
  (Unaudited) .....................        $(110,135)        $240,396
                                           =========         ========


  The accompanying notes are an integral part of these financial statements.

                          UNITED MERIDIAN CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                              For the nine months
                                                                               ended September 30,
                                                                      ---------------------------------
                                                                        1996                    1995
                                                                        ----                    ----

Cash flows from operating activities:
  Net income ...............................................            $    11,789             $     2,218
  Adjustments to reconcile net income to cash from
    operating activities:
    Exploration, including dry holes and impairments .......                 22,816                  12,119
    Depreciation, depletion and amortization ...............                 62,893                  38,915
    Amortization of debt issue cost ........................                  1,186                     693
    Deferred income tax provision (benefit) ................                  7,747                  (5,530)
    Gain on sale of assets .................................                (25,397)                (12,437)
                                                                        -----------             -----------
                                                                             81,034                  35,978
Changes in assets and liabilities:
  Increase in receivables ..................................                (14,775)                (17,349)
  Increase (decrease) in payables and other current
    liabilities ............................................                (20,670)                 30,221
  Increase (decrease) in net gas imbalances ................                 (1,654)                     37
  Other ....................................................                 (8,138)                 (3,224)
                                                                        -----------             -----------
        Net cash provided by operating activities ..........                 35,797                  45,663
                                                                        -----------             -----------
Cash flows from investing activities:
  Exploration ..............................................                (44,087)                (27,751)
  Development ..............................................                (47,423)                (64,045)
  Additions to other property and equipment ................                   (687)                   (914)
  Acquisition of properties ................................                     -                   (6,078)
  Net proceeds from sale of assets .........................                 39,891                  49,680
                                                                        -----------             -----------
        Net cash used in investing activities ..............                (52,306)                (49,108)
                                                                        -----------             -----------
Cash flows from financing activities:
  Repayment of long-term debt ..............................               (144,214)               (271,761)
  Additions to total debt ..................................                151,432                 249,945
  Debt issue cost ..........................................                   (251)                   (926)
  Net proceeds from issuance of preferred stock ............                     -                   34,909
  Proceeds from exercise of common stock options
    and warrants ...........................................                  9,790                   2,110
  Preferred stock dividends ................................                 (1,531)                   (718)
                                                                        -----------             -----------
        Net cash provided by financing activities ..........                 15,226                  13,559
                                                                        -----------             -----------
Net increase (decrease) in cash and cash equivalents .......                 (1,283)                 10,114

Cash and cash equivalents at beginning of period ...........                 13,586                  11,825
                                                                        -----------             -----------
Cash and cash equivalents at end of period .................            $    12,303             $    21,939
                                                                        ===========             ===========


  The accompanying notes are an integral part of these financial statements.

                          UNITED MERIDIAN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Note 1  Basis of Financial Statements

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

Note 2  Acquisitions and Dispositions

   As part of its on-going operations, the Company continually sells producing and undeveloped reserves and related assets. Certain transactions occurring in the periods presented are discussed below.

   In February 1995, UMC sold all of its interest in oil and gas properties in West Virginia, effective January 1, 1995. Net proceeds from the sale were $41.2 million and a gain of $7.0 million was recognized. Total proved reserves at December 31, 1994, attributable to the sold properties were 61,715 MMcfe of natural gas equivalents.

   In March 1995, UMC sold all of its interest in the Main Pass 108 offshore Louisiana field effective February 1, 1995. Net proceeds from the sale were $6.9 million with a recognized gain of $4.7 million. Total proved reserves at December 31, 1994, associated with the Company's interest in Main Pass 108 were 2,106 MMcfe of natural gas equivalents.

   In October 1995, the Company agreed to assign a portion of its interest in Block B in Equatorial Guinea to Mobil for total consideration of $36.8 million, $18.8 million of which was received in 1995. During the first nine months of 1996, the Company recorded the remaining proceeds of $18.0 million, resulting in a pre-tax gain on sale of assets of $15.8 million.

   In June 1996, UMC Resources Canada, Inc., (Resources) the Company's wholly-owned Canadian subsidiary, sold all of its interest in the Rocanville area in the province of Saskatchewan, effective May 1, 1996. Net proceeds from the sale were $6.9 million and a gain of $4.8 million was recognized. Total proved reserves attributable to the interests sold were 4,366 MMcfe of natural gas equivalents at December 31, 1995.

   In September 1996, the Company executed an agreement with Royal Dutch/Shell to sell a 55% contract interest in Block CI-105 in Cote d'Ivoire. The sale resulted in the Company recognizing a gain of $3.3 million on proceeds of $3.3 million. An additional $0.9 million was received relating to reimbursement of exploration expense previously incurred by the Company.

   During 1996, the Company sold various other non-strategic North American properties for total proceeds of $11.7 million, resulting in a gain of $1.5 million.

Note 3  Financial Instruments

   The Company has, from time to time, entered into hedging transactions to reduce its exposure to both crude oil and natural gas price reductions and increases in interest rates.

   The Company hedged a portion of its gas production via various swap and collar agreements in the first nine months of 1996, resulting in a $2.1 million downward adjustment to natural gas revenues. Details of contracts in place at September 30, 1996 are described below.

   In April 1996, the Company entered into four natural gas collar contracts for a total of 14 BCF of natural gas for the period June through December, representing approximately 40% of the Company's estimated North American volumes. The collars consist of a floor price of $2.20 per MMbtu and a cap of $2.70 per MMbtu. In addition, the Company also has an outstanding natural gas hedging contract expiring in December 1996 and having a notional volume of 50,000 MMbtu per month at $2.21 per MMbtu.

   As of January 1, 1996, UMC has a fixed interest rate swap contract that provides for fixed interest rates on $45.0 million of the Company's debt through 1998. The agreement includes annual fixed interest rates ranging from 5.55% in 1996 to 6.40% in 1998. Additionally, the Company has a two-year LIBOR interest rate cap contract, which began January 1, 1995, at an interest rate cap of 8.30% for 1996. The effect of these swaps has had minimal impact on Interest and Debt Expense during the nine months ended September 30, 1996.

Note 4  Exercise of Common Stock Warrants

   On June 11, 1993, the Company issued warrants to purchase 250,004 shares of the Company's common stock in connection with the KPX acquisition at an exercise price of $15.36 per share. During 1996, proceeds of $3.6 million for the exercise of warrants were received and 235,749 shares of common stock were issued prior to their June 1996 expiration.

Note 5  Conversion of Series F Preferred Stock

   On July 25, 1996, the Company converted $35 million of Series F convertible preferred stock to 1.845 million shares of common stock in accordance with the automatic conversion terms of the original private offering. The conversion eliminates the 8.75% dividend on the preferred stock. Had the conversion of the Series F preferred stock occurred at January 1, 1996, the reported earnings per share would have been $0.37 and $0.09 for the nine months and three months ended September 30, 1996, respectively.

Note 6  Subsequent Event

   During the third quarter of 1996, the Company filed a Registration Statement with the SEC for the sale of 5,750,000 shares of common stock, 3,250,000 shares offered by the Company and 2,500,000 shares by certain selling stockholders. On November 6, 1996, the offering was closed at $46.50 per share. The estimated net proceeds of $145.4 million to the Company (after deducting a $1.75 per share underwriting fee and other estimated expenses) were utilized to temporarily pay off amounts outstanding under the Credit Facility and the Cote d'Ivoire project loan. On November 12, 1996, the underwriters exercised an over-subscription allotment of 838,942 shares, all of which will be sold by the Company. The Company will realize an additional $37.5 million in proceeds at closing, which is expected by November 15, 1996.

Note 7  Supplemental Guarantor Information

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


SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 1996 and 1995
(In thousands)

                                                                        Unconsolidated
                                                        ---------------------------------------------
                                                                         Guarantor      Non-Guarantor      Consolidated
                                                            UMC         Subsidiary      Subsidiaries           UMC
                                                        -----------     -----------     -------------      ------------
1996
----
Revenues ..................................             $      -        $   111,452     $   58,573         $   170,025
                                                        -----------     -----------     ----------         -----------
Costs and expenses:
  Production costs ........................                    -             28,575          9,110              37,685
  General and administrative ..............                     150           7,784          1,625               9,559
  Exploration, including dry holes and
    impairments ...........................                    -             13,736          9,080              22,816
  Depreciation, depletion and amortization.                    -             52,606         10,287              62,893
                                                        -----------     -----------     -----------        -----------
Income (loss) from operations .............                    (150)          8,751         28,471              37,072
  Interest income (expense), net ..........                  13,351         (23,399)        (6,772)            (16,820)
  Other credits, net ......................                    -               (202)           156                 (46)
                                                        -----------     -----------     ----------         -----------
Net income (loss) before income taxes .....                  13,201         (14,850)        21,855              20,206
Income tax benefit (provision) ............                  (5,159)          4,181         (7,439)             (8,417)
                                                        -----------     -----------     ----------         ----------
Net income (loss) .........................             $     8,042     $   (10,669)    $   14,416         $    11,789
                                                        ===========     ===========     ==========         ===========
1995
----
Revenues ..................................             $      -        $   81,635      $   16,208         $    97,843
                                                        ----------      ----------      ----------         -----------
Costs and expenses:
  Production costs ........................                    -            24,317           6,482              30,799
  General and administrative ..............                    390           4,697           1,996               7,083
  Exploration, including dry holes and
    impairments ...........................                    -             7,098           5,021              12,119
  Depreciation, depletion and amortization.                    -            32,073           6,842              38,915
                                                        ----------      ----------      ----------         -----------
Income (loss) from operations .............                   (390)         13,450          (4,133)              8,927
  Interest income (expense), net ..........                 11,386         (22,355)           (858)            (11,827)
  Other credits, net ......................                    -                59             330                 389
                                                        ----------      ----------      ----------         -----------
Net income (loss) before income taxes .....                 10,996          (8,846)         (4,661)             (2,511)
Income tax benefit (provision) ............                 (3,849)          3,955           4,623               4,729
                                                        ----------      ----------      ----------         -----------
 Net income (loss) ........................             $    7,147      $   (4,891)     $      (38)        $     2,218
                                                        ==========      ==========      ==========         ===========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 1996 and 1995
(In thousands)

                                                                        Unconsolidated
                                                        ---------------------------------------------
                                                                         Guarantor      Non-Guarantor      Consolidated
                                                            UMC         Subsidiary      Subsidiaries           UMC
                                                        -----------     -----------     -------------      ------------
1996
----
Revenues ..................................             $      -        $    32,975     $   22,088         $    55,063
                                                        -----------     -----------     ----------         -----------
Costs and expenses:
  Production costs ........................                    -              8,646          3,273              11,919
  General and administrative ..............                     43            2,597            400               3,040
  Exploration, including dry holes and
    impairments ...........................                    -              4,925          3,180               8,105
  Depreciation, depletion and amortization.                    -             17,069          4,003              21,072
                                                        -----------     -----------     ----------         -----------
Income (loss) from operations .............                     (43)           (262)        11,232              10,927
  Interest income (expense), net ..........                   4,502          (7,585)        (2,357)             (5,440)
  Other credits, net ......................                    -               (180)            56                (124)
                                                        -----------     -----------     ----------         -----------
Net income (loss) before income taxes .....                   4,459          (8,027)         8,931               5,363
Income tax benefit (provision) ............                  (2,788)          2,909         (2,646)             (2,525)
                                                        -----------     -----------     ----------         -----------
Net income (loss) .........................             $     1,671     $    (5,118)    $    6,285         $     2,838
                                                        ===========     ===========     ==========         ===========
1995
----
Revenues ..................................             $      -        $   23,273      $    5,796         $    29,069
                                                        ----------      ----------      ----------         -----------
Costs and expenses:
  Production costs ........................                    -             8,531           2,787              11,318
  General and administrative ..............                     16             903             727               1,646
  Exploration, including dry holes and
    impairments ...........................                    -             1,628           2,868               4,496
  Depreciation, depletion and amortization.                    -            10,767           2,320              13,087
                                                        ----------      ----------      ----------         -----------
Income (loss) from operations .............                    (16)          1,444          (2,906)             (1,478)
  Interest income (expense), net ..........                  3,772          (6,932)             62              (3,098)
  Other credits, net ......................                    -                 2              82                  84
                                                        ----------      ----------      ----------         -----------
Net income (loss) before income taxes .....                  3,756          (5,486)         (2,762)             (4,492)
Income tax benefit (provision) ............                 (1,315)          2,673           1,282               2,640
                                                        ----------      ----------      ----------         -----------
 Net income (loss) ........................             $    2,441      $   (2,813)     $   (1,480)        $    (1,852)
                                                        ==========      ==========      ==========         ===========

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
At September 30, 1996 and December 31, 1995
(In thousands)

                                                                        Unconsolidated
                                                        ---------------------------------------------
                                                                         Guarantor      Non-Guarantor
                                                            UMC         Subsidiary      Subsidiaries
                                                        -----------     -----------     -------------
SEPTEMBER 30, 1996
------------------
ASSETS
Current assets ............................             $       12      $    51,795     $     43,951
Intercompany investments...................                483,080         (238,146)        (106,597)
Property and equipment, net ...............                    -            285,393          195,834
Other assets ..............................                  4,667           34,402           (5,204)
                                                        ----------      -----------     ------------
        Total assets ......................             $  487,759      $   133,444     $    127,984
                                                        ==========      ===========     ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities .......................             $    7,217      $    43,262     $     32,714
Long-term debt ............................                150,000           58,325           43,417
Deferred credits and other liabilities.....                    -             11,898           23,621
Stockholders' equity ......................                330,542           19,959           28,232
                                                        ----------      -----------     ------------
        Total liabilities & stockholders'
          equity ..........................             $  487,759      $   133,444     $    127,984
                                                        ==========      ===========     ============

DECEMBER 31, 1995
-----------------
ASSETS
Current assets ............................             $       31      $    44,599     $     31,383
Intercompany investments...................                453,574         (239,072)         (76,165)
Property and equipment, net ...............                    -            305,930          162,743
Other assets ..............................                  6,103           28,970           (1,309)
                                                        ----------      -----------     ------------
        Total assets ......................             $  459,708      $   140,427     $    116,652
                                                        ==========      ===========     ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities .......................             $    3,443      $    57,920     $     29,447
Long-term debt ............................                150,000           39,225           55,574
Deferred credits and other liabilities.....                    -             12,655           17,874
Stockholders' equity ......................                306,265           30,627           13,757
                                                        ----------      -----------     ------------
        Total liabilities & stockholders'
          equity ..........................             $  459,708      $   140,427     $    116,652
                                                        ==========      ===========     ============



                                                         Eliminating       Consolidated
                                                           Entries              UMC
                                                        -------------      ------------
SEPTEMBER 30, 1996
------------------
ASSETS
Current assets ............................             $        -         $    95,758
Intercompany investments...................                 (138,337)               -
Property and equipment, net ...............                      -             481,227
Other assets ..............................                      -              33,865
                                                        ------------       -----------
        Total assets ......................             $   (138,337)      $   610,850
                                                        ============       ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities .......................             $        -         $    83,193
Long-term debt ............................                      -             251,742
Deferred credits and other liabilities.....                      -              35,519
Stockholders' equity ......................                 (138,337)          240,396
                                                        ------------       -----------
        Total liabilities & stockholders'
          equity ..........................             $   (138,337)      $   610,850
                                                        ============       ===========

DECEMBER 31, 1995
-----------------
ASSETS
Current assets ............................             $        -         $    76,013
Intercompany investments...................                 (138,337)               -
Property and equipment, net ...............                      -             468,673
Other assets ..............................                      -              33,764
                                                        ------------       -----------
        Total assets ......................             $   (138,337)      $   578,450
                                                        ============       ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities .......................             $        -         $    90,810
Long-term debt ............................                      -             244,799
Deferred credits and other liabilities.....                      -              30,529
Stockholders' equity ......................                 (138,337)          212,312
                                                        ------------       -----------
        Total liabilities & stockholders'
          equity ..........................             $   (138,337)      $   578,450
                                                        ============       ===========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(In thousands)

                                                                        Unconsolidated
                                                        ---------------------------------------------
                                                                         Guarantor      Non-Guarantor        Consolidated
1996                                                        UMC         Subsidiary       Subsidiaries            UMC
----                                                    ----------      -----------     -------------      ---------------
Cash flows from operating activities:
  Net income (loss) .......................             $    8,042      $  (10,669)     $      14,416      $     11,789
  Adjustments to reconcile net income
   (loss) to cash from operating activities.                 5,560          61,586              2,099            69,245
  Changes in assets and liabilities .......                  3,792         (27,238)           (21,791)          (45,237)
                                                        ----------      ----------      -------------      ------------
    Net cash provided by (used in) operating
      activities ..........................                 17,394           23,679            (5,276)           35,797

Cash flows used in investing activities ...                     -           (43,678)           (8,628)          (52,306)
Cash flows provided by (used in) financing
  activities ..............................                (17,413)          12,373            20,266            15,226
                                                        ----------      -----------      ------------      ------------
Net increase (decrease) in cash and cash
  equivalents .............................                    (19)          (7,626)            6,362            (1,283)
Cash and cash equivalents at beginning
  of period ...............................                     31            6,631             6,924            13,586
                                                       -----------      -----------        ----------      ------------
Cash and cash equivalents at end of period.            $        12      $      (995)       $   13,286      $     12,303
                                                       ===========      ===========        ==========      ============

1995
----
Cash flows from operating activities:
  Net income (loss) .......................             $    7,147      $    (4,891)    $         (38)     $      2,218
  Adjustments to reconcile net income
   (loss) to cash from operating activities.                 4,038           22,611             7,111            33,760
  Changes in assets and liabilities .......                   (130)          14,918            (5,103)            9,685
                                                        -----------     -----------     -------------      ------------
    Net cash provided by operating
      activities ..........................                 11,055           32,638             1,970            45,663

Cash flows used in investing
  activities ..............................                     -            (1,259)          (47,849)          (49,108)
Cash flows provided by (used in) financing
  activities ..............................                (11,044)         (16,907)           41,510            13,559
                                                        ----------      -----------      ------------      ------------
Net increase (decrease) in cash and cash
  equivalents .............................                     11           14,472            (4,369)           10,114
Cash and cash equivalents at beginning
  of period ...............................                     12            3,728             8,085            11,825
                                                        ----------      -----------     -------------      ------------
Cash and cash equivalents at end of period.             $       23      $    18,200     $       3,716      $     21,939
                                                        ==========      ===========     =============      ============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

  The following table sets forth certain operating information of the Company for the periods shown:


                                                          FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                        ---------------------           -------------------
                                                          1996         1995                1996      1995
                                                        --------    ---------           ----------  -------
Production:
  Natural gas (MMcf)
    U.S.                                                11,691        9,623             36,542      29,319
    Canada                                               1,396        1,350              3,912       4,221
    Cote d'Ivoire                                          571        -                  1,814          -
                                                        -------     -------             -------     -------
    Total                                               13,658       10,973             42,268      33,540
  Oil (Mbbls)
    U.S.                                                   449          412              1,570       1,278
    Canada                                                 107          156                403         490
    Cote d'Ivoire                                          217           97                661         166
    Equatorial Guinea                                      229            -                229           -
                                                       -------      -------            -------     -------
    Total                                                1,002          665              2,863       1,934

Average wellhead sales price, including
  hedging:
  Natural gas ($ per Mcf)
    U.S.                                               $  1.97      $  1.59            $  2.14     $  1.57
    Canada                                             $  1.32      $  1.20            $  1.35     $  1.17
    Cote d'Ivoire                                      $  1.81      $     -            $  1.75     $     -
    Total                                              $  1.89      $  1.54            $  2.05     $  1.52
  Oil ($ per bbl)
    U.S.                                               $ 22.18      $ 16.88            $ 20.13     $ 16.56
    Canada                                             $ 20.76      $ 16.54            $ 18.62     $ 17.26
    Cote d'Ivoire                                      $ 20.65      $ 15.41            $ 19.40     $ 15.26
    Equatorial Guinea                                  $ 22.23      $     -            $ 22.23     $    -
    Total                                              $ 21.71      $ 16.57            $ 19.92     $ 16.62

Additional data ($ per Mcfe):
  Production and operating costs/1/                    $  0.59      $  0.66            $  0.55     $  0.58
  General and administrative
    expense/2/                                         $  0.15      $  0.11            $  0.16     $  0.16
  Oil and natural gas depletion,
    depreciation and amortization                      $  1.06      $  0.86            $  1.04     $  0.85

/1/ Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes.

/2/ General and administrative expense for the three months ended September 30, 1996 has been reduced by $0.7 million ($0.04 Mcfe) of management fees billed to institutional partners, as compared to $1.1 million ($0.07 Mcfe) for the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

 Total revenues for the nine months ended September 30, 1996 were $170.0 million, or 73.8% greater than the nine months ended September 30, 1995 amount of $97.8 million. The increase in total revenue was primarily attributable to significant improvements in oil and natural gas prices for the period, increased production volumes of oil and natural gas and gains on sale of assets of $25.4 million, an increase of 104.2% from the comparable period.

 The average sales price for natural gas increased $0.53 per Mcf or 34.9% in the first nine months of 1996 from the first nine months of 1995. Natural gas production for the nine months ended September 30, 1996, was 42,268 MMcf, an increase of 26.0% over 1995 volumes due primarily to new production from the Gulf of Mexico and gas production in Cote d'Ivoire which commenced late in 1995. The average sales price for oil increased $3.30 per bbl or 19.9% in the first nine months of 1996 compared to the first nine months of 1995. Oil production increased 48.0% or 929 Mbbls in the first nine months of 1996 due primarily to increased oil production in Cote d'Ivoire, increased condensate production in the Gulf of Mexico and commencement of production in Equatorial Guinea, offset by a reduction in Canadian oil production resulting from the late second quarter sale of its interest in the Rocanville area. During the year, the Company recognized gains on sale of assets of $25.4 million. This resulted primarily from (i) a $15.8 million gain recognized as the final installment on the assignment of a portion of the Company's interest in Block B in Equatorial Guinea to Mobil in October 1995, (ii) a gain of $4.8 million recognized as a result of the sale by Resources of its interest in the Rocanville area in June 1996 and (iii) the sale in September 1996 of a 55% contract interest in Block CI-105 in Cote d'Ivoire to Royal Dutch/Shell from which the Company recognized a gain of $3.3 million.

 Production costs, including ad valorem and production taxes, for the first nine months of 1996 of $37.7 million increased 22.4% from $30.8 million in the comparable period of 1995, primarily attributable to production in Cote d'Ivoire and commencement of production in Equatorial Guinea. However, production costs per Mcfe decreased to $0.63 in the first nine months of 1996 from $0.68 in 1995, a decrease of 7.4%.

 General and administrative expenses for the nine months ended September 30, 1996 were $9.6 million, compared to $7.1 million through September 30, 1995, primarily due to an overall increase in the Company's operations. However, general and administrative expenses per Mcfe of production remained flat at $0.16 for the first nine months of 1996 and 1995.

 Exploration, dry hole and impairment expenses for the first nine months of 1996 were $22.8 million, compared to $12.1 million in 1995. This increase of $10.7 million was primarily due to increased geological and geophysical costs, reflecting a higher level of exploration activity in Cote d'Ivoire, Equatorial Guinea and North America in 1996, and increased dry hole costs experienced in the Gulf of Mexico and certain onshore areas.

 Depreciation, depletion and amortization (DD&A) expense for the first nine months of 1996 of $62.9 million increased 61.6% from $38.9 million for the nine months ended September 30, 1995 due to the related production increases in Cote d'Ivoire and Equatorial Guinea. Certain downward revisions of proved oil and gas reserves in the United States were recognized by the Company during the year, increasing DD&A expense for the nine months by $2.8 million. Furthermore, a greater proportion of the Company's North American oil and gas volumes were produced from the Gulf of Mexico region in 1996 versus 1995, which historically has higher depletion rates.

 Interest and debt expense for the first nine months of 1996 was $16.8 million compared to $11.8 million for the first nine months of 1995. Non-cash amortization of debt issue costs totaled $1.2 million for the first nine months of 1996, as compared to $0.7 million for the comparable period of 1995, resulting primarily from the amortization of the original issue discount on the 10-3/8% Senior Subordinated Notes (Notes). The additional $4.5 million increase is primarily due to a higher average interest rate in 1996, resulting from the issuance of the Notes in the fourth quarter of 1995, and generally higher debt levels throughout 1996 as compared to 1995.

 An income tax provision of $8.4 million (of which $0.7 million is a current provision and $7.7 million is a deferred provision) was recognized for the nine months ended September 30, 1996, compared to a benefit of

$4.7 million for the comparable period of 1995. Consistent with Statement of Financial Accounting Standards No. 109, the income tax provision or benefit is derived from changes in deferred income taxes on the balance sheet.

 The Company reported net income of $11.8 million, or $0.33 per share, for the first nine months of 1996 compared to net income of $2.2 million, or $0.05 per share, for the comparable period in 1995.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

 Material changes in the results of operations between the three months ended September 30, 1996 and 1995, primarily reflect the significant increases in oil and natural gas production volumes and prices received and gains on sale of assets, all of which have been discussed previously. Increases in exploration expenses during the third quarter of 1996 as compared to the comparable period in 1995 reflect the significant international seismic program underway and certain dry hole costs recorded during the quarter. Increases in DD&A reflect the correlating increases in production volumes for the periods. Increases in general and administrative expense for the third quarter of 1996 as compared to the comparable period in 1995 reflect the overall increase in the operations of the Company and $1.1 million of management fees billed to institutional partners in 1995 as compared to $0.7 million billed in 1996.

CAPITAL RESOURCES AND LIQUIDITY

 The primary sources of cash for the Company during the nine months ended September 30, 1996, included funds generated from operations, which reflected significant increases in production volumes and prices received, proceeds from asset sales and exercise of stock options and warrants. In the comparable period of 1995, the primary sources of cash included funds generated from operations, proceeds from sales of certain oil and gas properties and the issuance of the Series F preferred stock. Primary cash uses included capital expenditures (including exploration expenses) which totaled $92.2 million for the first nine months of 1996.

 Discretionary cash flow, a measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of exploration expenses, including dry hole costs and impairments, DD&A, deferred income tax and gain (loss) on sale of assets. The effects of working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures, debt repayment or dividend payments. The Company generated discretionary cash flow of approximately $81.0 million for the first nine months of 1996 and $36.0 million for the first nine months of 1995. The Company anticipates higher levels of discretionary cash flow in the remainder of 1996 as compared to 1995 due to increased forecasted production levels, full-year production in Cote d'Ivoire, commencement of production in Equatorial Guinea and the improvement of oil and natural gas prices since December 31, 1995.

 As part of its on-going operations, the Company continually sells producing and undeveloped reserves and related assets. During the first nine months of 1996, the Company realized net proceeds of $39.9 million, as compared to $49.7 million during the comparable period of 1995.

 During the first nine months of 1996, the Company realized proceeds of $9.8 million on the exercise of common stock options and warrants.

 On July 25, 1996, the Company converted $35 million of Series F convertible preferred stock to 1.845 million shares of common stock in accordance with the automatic conversion terms of the original private offering. This conversion eliminates the 8.75% dividend on the preferred stock.

 During the first nine months of 1996, current maturities of long-term debt of $3.1 million were paid. At September 30, 1996, current maturities of long-term debt represent the regular amortization of the Cote d'Ivoire project loan. Amortization of the Company's $200 million Credit Facility does not begin until 2000 and the Notes are due 2005.

 The Balance Sheet reflects a total debt to book capitalization ratio of 51% and 54% at September 30, 1996 and December 31, 1995, respectively. The ratio at September 30, 1995 was 51%. Total debt outstanding at September 30, 1996 consisted of (i) $150.0 million senior subordinated notes,
(ii) $33.8 million project loan and (iii) $71.4 million outstanding under the Company's Credit Facility. Resulting liquidity (including cash) exceeded $113.0 million, as compared to $124.0 million at December 31, 1995. Subsequent to the completion of the Equity Offering on November 6, 1996, and the expected completion of the over-allotment offering by November 15, 1996, the Company's proforma total debt to book capitalization ratio as of September 30, 1996 was 26%, with the full $200 million available under the Credit Facility.

 The Company is currently in negotiations with several institutions concerning a possible financing based solely upon the Company's international assets. Management believes that completing a facility of up to $100 million by early 1997 is possible, subject to final terms and market conditions. If a new international facility is implemented, total credit availability under both an international facility and the Credit Facility will likely be in the $250-$300 million range. Absent a new international facility, the Company is confident that the Credit Facility could be expanded beyond the $200 million borrowing base level in place at November 1, 1996.

 The Company's interest coverage ratio (calculated as the ratio of income from operations plus depreciation, depletion and amortization, impairment of proved oil and gas properties and exploration expense to interest less non-cash amortization of debt issue costs) was 6.97 to 1 for the nine months ended September 30, 1996, compared with 5.05 to 1 during the comparable period of 1995.

OPERATING DATA

 For 1996, the Company has forecasted total capital expenditures to be approximately $205 million (exploration, development, and acquisitions) which will be funded from discretionary cash flow, non-core area property sales, available debt liquidity existing under the Credit Facility and proceeds from the common stock offering in the fourth quarter. This capital program may change if the prices of oil and natural gas are significantly more or less than the Company's expectations or based upon the results of the Company's exploration program.

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

CHANGES IN PRICES AND INFLATION

 The Company's revenues and the value of its oil and natural gas properties have been, and will continue to be, effected by changes in oil and natural gas prices. The Company's ability to maintain its current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain Company costs and expenses are effected by the level of inflation, inflation did not have a significant effect on the Company's results of operations for the first nine months of 1996 or 1995.

FORWARD - LOOKING STATEMENTS

 Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of international and domestic fields, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission.


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

 The Company is a named defendant in lawsuits and is a party in governmental proceedings in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.   Changes in Securities.
    None.

Item 3.   Defaults Upon Senior Securities.
    None.

Item 4.   Submission of Matters to a Vote of Security Holders.
    None.

Item 5.   Other Information.
    None.

Item 6.  Exhibits and Reports on Form 8-K.
    (a) Exhibits: See Index to Exhibits incorporated by reference.

    (b) Report on Form 8-K:

        None.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            UNITED MERIDIAN CORPORATION



        November 12, 1996   /s/Jonathan M. Clarkson
                            ------------------------
                            Jonathan M. Clarkson
                            Executive Vice President and
                             Chief Financial Officer


                            /s/Christopher E.Cragg
                            ------------------------
                            Christopher E. Cragg
                            Vice President, Controller and
                             Chief Accounting Officer

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
     EXHIBIT                                                         NUMBERED
      NUMBER                      EXHIBIT                              PAGE
     -------                      -------                          ------------

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

                                                                   SEQUENTIALLY
     EXHIBIT                                                         NUMBERED
      NUMBER                      EXHIBIT                              PAGE
     -------                      -------                          ------------

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

                                                                   SEQUENTIALLY
     EXHIBIT                                                         NUMBERED
      NUMBER                      EXHIBIT                              PAGE
     -------                      -------                          ------------


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

       4.19 Fourth Joint Amendment to Amended and Restated Credit Agreement and to Amended and Restated Credit Agreement (Canada) effective as of October 30, 1995, incorporated by reference to Exhibit 4.21 to UMC's Form 10-Q for the quarterly period ended September 30, 1995, filed with the Securities and Exchange Commission on November 13, 1995.

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

                                                                   SEQUENTIALLY
     EXHIBIT                                                         NUMBERED
      NUMBER                      EXHIBIT                              PAGE
     -------                      -------                          ------------

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

                                                                   SEQUENTIALLY
     EXHIBIT                                                         NUMBERED
      NUMBER                      EXHIBIT                              PAGE
     -------                      -------                          ------------

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

       10.16 Production Sharing Contract on Block CI-01 dated December 5, 1994 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation) incorporated by reference to Exhibit 10.16 to UMC's
                1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

                                                                  SEQUENTIALLY
     EXHIBIT                                                         NUMBERED
      NUMBER                      EXHIBIT                              PAGE
     -------                      -------                          ------------

       10.17 Production Sharing Contract on Block CI-02 dated December 5, 1994 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation) incorporated by reference to Exhibit 10.17 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

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

       10.21 Contract for Purchase and Sale of Lion Crude Oil between UMIC Cote d'Ivoire Corporation, International Finance Corporation, G.N.R. (Cote d'Ivoire) Ltd. and Pluspetrol S.A. and Total International Limited, dated December 1, 1995, incorporated by reference to Exhibit
                10.22 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

       10.22 Amendment to United Meridian Corporation 1994 Non-Qualified Stock Option Agreement for Former Employees of General Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf.

       10.23 Amendment to Employment Agreement dated as of April 16, 1996 among Petroleum and Donald D. Wolf.

       10.24    Employment Agreement, dated October 9, 1996, between
                UMC, UMC Petroleum Corporation and James L. Dunlap, incorporated by reference to Exhibit 10.1 to UMC's
                Form S-3, Amendment No. 2 (No. 333-12823), filed with the Securities and Exchange Commission on October 30, 1996.

       10.25 Form of Indemnification Agreement with a schedule of director signatories, incorporated by reference to
                Exhibit 10.2 to UMC's

                                                                   SEQUENTIALLY
     EXHIBIT                                                         NUMBERED
      NUMBER                      EXHIBIT                              PAGE
     -------                      -------                          ------------

                Form S-3, Amendment No. 2 (No. 333-12823) filed with the Securities and Exchange Commission on October 30, 1996.

       11.1*    Calculation of Net Income per Common Share.

       27.1*    Financial Data Schedule.

_____________________

*  Filed herewith.