Form 10-K405
period 1996-12-31
UNITED MERIDIAN CORP
filed 1997-03-07
CIK 818885

                                      1996
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER: 1-12088

                          UNITED MERIDIAN CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    75-2160316
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

           1201 LOUISIANA
             SUITE 1400                                      77002
           HOUSTON, TEXAS                                  (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (713) 654-9110

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                       ON WHICH REGISTERED
           -------------------                       --------------------
      Common Stock, $0.01 par value                 New York Stock Exchange
10-3/8% Senior Subordinated Notes due 2005          New York Stock Exchange
Rights to Purchase Series A Junior Preferred Stock  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X       NO _______
                                               ------

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 1997 WAS $985,302,563 BASED UPON A CLOSING
PRICE OF $30 1/8 PER SHARE.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                 NUMBER OF SHARES OUTSTANDING
           TITLE OF EACH CLASS                       AT FEBRUARY 28, 1997
           -------------------                   ----------------------------
       Common Stock, $0.01 par value                      35,248,805


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement pertaining to the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                               TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

Part I. Items 1. and 2.  Business and Properties
                      (a)    General................................................................................. 1
                      (b)    Business Strategy....................................................................... 1
                      (c)    Oil and Gas Properties.................................................................. 3
                      (d)    Reserves................................................................................ 7
                      (e)    Acreage and Productive Wells............................................................ 8
                      (f)    Production, Unit Prices and Costs....................................................... 9
                      (g)    Drilling Activity...................................................................... 10
                      (h)    Marketing and Contracts................................................................ 10
                      (i)    Customers.............................................................................. 11
                      (j)    Competition............................................................................ 11
                      (k)    Environmental Matters.................................................................. 11
                      (l)    Employees.............................................................................. 12
                      (m)    Offices................................................................................ 13
          Item 3.  Legal Proceedings................................................................................ 13
          Item 4.  Submission of Matters to a Vote of Security Holders.............................................. 13
Part II.  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............................ 13
          Item 6.  Selected Financial Data.......................................................................... 14
          Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
                      (a)    Introduction........................................................................... 15
                      (b)    Overview............................................................................... 15
                      (c)    Results of Operations.................................................................. 15
                      (d)    Capital Resources and Liquidity........................................................ 18
                      (e)    Net Operating Loss Carryforwards and Canadian Tax Pools................................ 20
                      (f)    Foreign Currency Transactions.......................................................... 21
                      (g)    Changes in Prices and Inflation........................................................ 21
                      (h)    Forward-Looking Statements............................................................. 21
                      (i)    Impact of Recently Issued Accounting Standards......................................... 21
          Item 8.  Financial Statements and Supplementary Data...................................................... 22
          Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............. 53
Part III. Item 10. Directors and Executive Officers of the Registrant............................................... 53
          Item 11. Executive Compensation........................................................................... 53
          Item 12. Security Ownership of Certain Beneficial Owners and Management................................... 53
          Item 13. Certain Relationships and Related Transactions................................................... 53
Part IV.  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................. 53

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

(A)  GENERAL

   United Meridian Corporation (UMC or the Company) is a leading independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas in North America and certain international regions. Since its inception in 1987, the Company has grown through a series of strategic corporate and property acquisitions, and a successful exploration program that has focused on UMC's core operating areas in North America and in certain high potential international regions. In North America, the Company's production is concentrated in the Gulf Coast, Permian Basin, Midcontinent and Rocky Mountain regions and in Western Canada. Internationally, the Company currently operates in the West African oil and natural gas producing regions of Cote d'Ivoire and Equatorial Guinea. In addition, the Company has been awarded production sharing contracts or petroleum concession agreements (PSC) on three blocks in Pakistan and signed a PSC in Bangladesh in February 1997.

   The Company was organized under the laws of Delaware in 1987. Between 1987 and 1989, the Company acquired three publicly held companies (Ensource Inc., MCO Resources, Inc. and General Energy Development, Ltd.) and one privately held company (General Drilling and Producing Company). During 1989, these companies were consolidated into UMC Petroleum Corporation (Petroleum), the primary operating subsidiary of the Company.

   During 1993, UMC made three additional corporate acquisitions, Norfolk Holdings Inc. (NHI), KPX, Inc. (KPX), and Sterling Energy Limited (SEL), all of
which were privately held oil and gas production companies.   In 1994, UMC
acquired General Atlantic Resources, Inc. (GARI), a publicly traded company.

   At December 31, 1996, the Company's proved reserves were estimated to be
119.7 MMBOE, 37% oil and 63% gas.

   The Company's principal executive offices are located at 1201 Louisiana, Suite 1400, Houston, TX 77002 and the Company's telephone number is (713) 654-9110. Unless the context otherwise requires, the term "Company" or "UMC" as used in this Form 10-K shall mean United Meridian Corporation and its subsidiaries. Petroleum, with offices also located at the above address, is the Company's only direct subsidiary. All operations are conducted by Petroleum and its subsidiaries.

(B)  BUSINESS STRATEGY

   UMC's business strategy is to increase reserves and production in a cost-effective manner through a drilling program that balances lower risk development and exploratory drilling on UMC's North American acreage with high potential international prospects, supplemented by opportunistic property and corporate acquisitions. Supporting this strategy are: (i) a substantial portfolio of high return exploration opportunities; (ii) a large exploitation inventory; and,
(iii) a successful history of acquisitions. The Company also anticipates that the continued success of its international activities will continue to move the overall mix of its proved reserves and production toward a more equal balance between oil and natural gas.

   North America. The Company is aggressively exploiting its North American properties through the integration of advanced 3-D seismic technology, horizontal drilling and geoscience studies. UMC conducts a North American exploration program focused on internally-generated prospects, primarily in the Gulf Coast region, including East Texas, and in the Permian and Williston Basins, where the Company believes high success rates and excellent reserve potential exist. The Company manages its domestic exploration risk by applying state-of-the-art technology to identify prospects, emphasizing prospects over which it will have operational control. The risks of these prospects are shared with industry partners and a group of institutional investors on terms considered favorable to the Company. The Company has generated a significant number of development drilling opportunities as a result of its exploration efforts and through producing property acquisitions. UMC has identified a large exploitation inventory including 155 proved undeveloped drilling sites and 491 probable and possible drilling sites. During 1996, the Company participated in drilling 114 development wells, 105 of which were successfully completed, and 37 exploratory wells, 18 of which were successfully completed. Total capital expenditures for North American activities in 1996 were $83.8 million.

Capital expenditures in North America in 1997 are expected to be approximately $105.0 million.

   International. The Company's business strategy in the international arena is to pursue selected opportunities characterized by low initial costs, high reserve potential and the availability of existing technical data that may be further developed using current technology. The Company believes that it has unique management and technical expertise in identifying international opportunities and establishing favorable operating relationships with host governments. The Company attempts to manage major exploration commitments by negotiating directly with host governments for terms which minimize bonuses and initial work commitments. Additionally, the Company forms joint ventures under which partners provide a significant amount of the initial exploration costs. This strategy permits the Company to limit its capital exposure until commercial development is assured. The Company has identified a large number of exploration prospects on its Equatorial Guinea and Cote d'Ivoire acreage and has two development programs in progress. Total capital expenditures for international activities in 1996 were $106.6 million, and in 1997 are expected to be approximately $145.0 million.

   Acquisitions and asset management.   The Company is continually evaluating
opportunities to acquire oil and natural gas properties, primarily focusing on properties that complement its existing reserve base. This focus allows the Company to apply its engineering knowledge and expertise to maximize future development potential and minimize reserve risk. The acquisitions must meet well-defined return, payout and cash flow criteria. In addition, as part of its business strategy, the Company periodically evaluates and, from time to time, sells certain of its producing properties. Such sales enable the Company to maintain financial flexibility, reduce overhead and operating expenses and redeploy capital to activities which are expected to have higher financial returns. Consistent with this strategy, the Company realized $50.2 million in proceeds from sales of properties in 1996. The realized proceeds consisted of
(i) $18.1 million in cash received in 1996 related to the purchase of an additional 10% interest in Block B in Equatorial Guinea by Mobil Equatorial Guinea, Inc. (Mobil), (ii) $28.8 million received from the sales of various non-strategic North American properties, and (iii) $3.3 million received from Shell Exploration Africa B.V. (Shell), a unit of the Royal Dutch/Shell group, for a 55% contract interest in Block CI-105 in Cote d'Ivoire.

   Low cost operating structure. Management strives to maintain a low cost operating structure through the implementation of the aforementioned strategies and by employing an experienced and stable workforce. Controllable cash costs which are continuously monitored by management include production costs and general and administrative expenses. During 1996, UMC's lifting costs, before ad valorem and production taxes, and general and administrative costs averaged $3.12 and $0.93 per BOE of production, respectively, down from $3.50 and $1.03 per BOE of production, respectively, for 1995. Further per unit cost improvement is anticipated for 1997 as production volumes increase and cost containment efforts continue.

   Sound financial structure. As part of its business strategy, the Company maintains a sound financial structure which allows it to effectively implement its operating strategy. With the 1997 expansion of the Company's credit facility and the 1996 equity offering, combined with cash flows from operations, the Company has the financial strength, leverage and liquidity that will allow it to fund the 1997 capital expenditures program, including the international exploration and development opportunities in Cote d'Ivoire and Equatorial Guinea, and continue to selectively pursue strategic corporate and property acquisitions.

(c)  OIL AND GAS PROPERTIES

   The table below summarizes the Company's proved reserves and discounted present value by geographic region as of December 31, 1996.

                                                                PROVED RESERVES
                                          --------------------------------------------------------
                                                                               DPV/(1)/
                                                       NATURAL                  BEFORE        % OF
                                            OIL         GAS        TOTAL      INCOME TAX     TOTAL
            REGION                         (MBO)       (MMCF)     (MMBOE)    ($ IN 000'S)     DPV
---------------------------------          -----       ------     -------    ------------     ---
Gulf of Mexico/Gulf Coast Onshore.......   2,139       68,785       13.6       $168,100      17.4%

Permian Basin/Midcontinent..............   8,532       92,011       23.9        214,306      22.2%

Rocky Mountains.........................   6,270      136,736       29.1        256,440      26.5%

Canada..................................   3,499       62,781       14.0         80,358       8.3%

Cote d'Ivoire...........................   4,150       90,410       19.2        114,769      11.9%

Equatorial Guinea.......................  19,940         -          19.9        132,890      13.7%
                                          ------      -------      -----       --------     ------

      Total.............................  44,530      450,723      119.7       $966,863     100.0%
                                          ======      =======      =====       ========     ======
------------------

/(1)/ Discounted (at 10%) present value as of December 31, 1996 (year-end prices held constant). The amounts are before income taxes and therefore are not the same as the "Standardized Measure" disclosed in Note 18 of the Notes to Consolidated Financial Statements.

NORTH AMERICA

   The Company conducts a focused exploration program designed to find significant reserves at low costs. The Company's North American efforts are predominantly in the Gulf of Mexico, East Texas and the Permian and Williston Basins. The Company's North American exploration program generally involves either (i) exploratory drilling beneath producing fields where potentially significant reserves are undeveloped on proven structures, or (ii) drilling on the Company's 1,680,000 gross (552,000 net to UMC) undeveloped acres, much of which is adjacent to proven producing acreage. Typically, the Company seeks to operate these projects and to retain a 25-60% working interest. In 1996, the Company committed 19.1% of its capital expenditures to North American exploration and drilled a total of 37 exploratory wells, of which 18 were completed as productive. The Company has successfully used 3-D seismic technology as an effective exploration tool in locating hydrocarbon indicators or "bright spots." This data is used to further delineate specific prospect leads and to aid in development of exploratory discoveries.

   UMC focuses its development activities in those areas which offer the most attractive potential returns to the Company, including development opportunities resulting from exploration activities. During 1996, UMC committed 24.8% of its capital expenditures to North American development and participated in the drilling of 114 development wells, 105 of which were completed as productive wells. The Company's working interest in these productive wells averaged approximately 25%. The Company has identified approximately 155 proved undeveloped and 491 probable and possible drilling opportunities within its existing North American inventory. UMC has prioritized development projects which will maximize the production potential per dollar of investment in view of the large number of opportunities available to the Company.

The following paragraphs highlight certain of the Company's more significant North American properties:

   Bearpaw Area, Montana. The Bearpaw area, located in Blaine, Hill and Chouteau Counties, comprises most of the Company's reserves in Montana. Natural gas is produced from the Eagle Sandstone at depths of less than 2,000 feet. The Company has an average 72% working interest in the area, which is an increase of 11% due to two recent acquisitions. The Company's net production averaged approximately 30 MMCFD of natural gas for December 1996. The Company also acquired an additional 5% interest in November 1996 in the Havre Pipeline Company LLC (Havre Pipeline), the gathering and compression system that serves the Bearpaw area. Havre Pipeline completed a 6,800 HP compression upgrade in July 1996 that increased throughput by 5.5 MMCFD during the last half of 1996. This upgrade will allow higher throughput on the Havre Pipeline transmission system, as well as allowing the Company to realize higher ultimate recovery of natural gas reserves due to reduced gathering pressures.

   High Island A-560, Offshore, Gulf of Mexico. The High Island A-560 lease, in which the Company owns a 55% working interest, was purchased in the August 1993 Outer Continental Shelf (OCS) lease sale. The discovery well was drilled in early 1994 followed by a confirmation development well. The platform was installed in mid-1995 and the first two wells were completed as dual and single gas wells. First production was in July 1995. One additional producing well was drilled and completed during December 1995. The platform is currently producing at a rate of 1.3 MBOD (0.6 MBOD net to the Company) and 8.5 MMCFD (3.8 MMCFD net to the Company).

   Eugene Island 301/302, Offshore, Gulf of Mexico. The Eugene Island 301/302 lease, in which the Company owns a 55% working interest, was purchased in the March 1994 OCS lease sale. The discovery well was drilled in March 1995, with three additional wells drilled and completed. Production from the four wells commenced in the first quarter of 1996. Compression was installed in December 1996. The current producing rate is 16.8 MMCFD (7.5 MMCFD net to the Company).

   West Cameron 541, Offshore, Gulf of Mexico. The West Cameron 541 lease, in which the Company owns a 55% working interest, was purchased in the March 1994 OCS lease sale. The discovery well was drilled in July 1995 followed by a confirmation development well. The platform was installed in June 1996 and two additional wells were drilled and completed off of this structure. First production was in September 1996. The current production rate is 24.2 MMCFD (10.8 MMCFD net to the Company).

   High Island 98-L - Offshore, Texas. The High Island 98-L Texas state lease, in which the Company owns a 55% working interest, was purchased in October 1995 at the Texas state lease sale. The discovery well was drilled and completed in July 1996. The production platform was installed in November 1996 and first production was in December 1996. The current production rate is 10.0 MMCFD (4.3 MMCFD net to the Company) and 150 BOD (65 BOD net to the Company).

   Young Mendota Field, Texas. The Young Mendota field is the Company's largest field in the Midcontinent region and is located in Hemphill County. Natural gas is produced from several formations including the Granite Wash, Morrow and Douglas formations at depths ranging from 7,000 to 11,500 feet. The Company operates 45 of the 90 wells in which it has interests in this field. Production attributable to the Company's net interest averaged 5.9 MMCFD of natural gas for 1996.

INTERNATIONAL

   The Company's business strategy in the international arena is to pursue selected international opportunities characterized by low initial costs, high reserve potential and the availability of technical data that may be further developed by the Company. The Company attempts to manage major exploration commitments by negotiating directly with host governments for terms which minimize bonuses and initial work commitments. Additionally, the Company forms joint ventures where industry partners provide a carry for a significant portion of the initial exploration costs. This strategy permits the Company to limit its capital exposure until commercial development is assured.

   UMC continually reassesses its position during the course of larger international exploration and development projects, and may periodically consider selling interests in one or more projects. The sale of a part of its interests in a project may be used to balance perceived technical or political risks and funding commitments. As part of this on-going strategy employed by the Company to manage international capital risk, in September 1996, the Company executed an agreement with Shell to sell a 55% contract interest in Block CI-105 in Cote d'Ivoire. The sale resulted in a pre-tax gain of $3.3 million on cash proceeds of $3.3 million. UMC received an additional $0.9 million for reimbursement of exploration expense previously incurred by the Company. During the fourth quarter of 1995 the Company agreed to assign to Yukong Limited a portion of UMC's interests in Blocks CI-01 and CI-02 in Cote d'Ivoire and Blocks B, C and D in Equatorial Guinea. Mobil subsequently exercised its preferential right to purchase the offered interest in Block B in Equatorial Guinea in lieu of the Company's assignment of such interest to Yukong Limited. Under the agreements the Company received $40.1 million in cash for a 15% interest in each of Block CI-01 and CI-02 in Cote d'Ivoire, a 10% interest in Block B and a 25% interest in each of Blocks C and D in Equatorial Guinea. The Company recognized pre-tax gains of $15.8 million and $18.3 million for cash received in 1996 and 1995, respectively.

   Cote d'Ivoire. During 1991, UMC initiated negotiations with the Republic of Cote d'Ivoire for a PSC covering Block CI-11, most of which is located offshore in the Atlantic Ocean. Since acquiring the initial PSC in 1992, the Company has negotiated four additional PSCs. Under the five PSCs, UMC holds contract interests ranging from 25% to 75% in five blocks totaling approximately 2.3 million gross acres.

   On Block CI-11, the Company, as operator, has drilled 12 oil and natural gas wells in the Lion oil and Panthere natural gas fields since late 1993. As a result of the successful discoveries and subsequent production history, UMC has proved reserves of 2.9 MMBO of oil and 41.0 BCF of natural gas on Block CI-11 at December 31, 1996. In addition to its continuing development activities on Block CI-11, UMC has identified several exploration opportunities on the Block. A 3-D seismic survey is currently being evaluated which will further delineate the Company's opportunities in that area. In 1996, the Company drilled two exploratory wells on CI-11, one of which was successful. In addition, two development wells were successfully completed.

   Initial oil production from the Lion oil field commenced at the rate of up to 10,000 BOD (1,500 BOD net to UMC) in late April 1995 and increased to 16,000 BOD (2,400 BOD net to the Company) at December 31, 1996. Natural gas production commenced in October 1995 under a take-or-pay contract under which the government is currently taking 50 MMBTUD (7.5 MMBTUD net to the Company), and further increases in market demand are expected. The natural gas price is approximately $1.70 per MCF. Although UMC's contract interest in this Block is 25%, UMC's current percentage of production (inclusive of cost recovery and after government allocation) is approximately 15%.

   On Block CI-12, which is immediately west of Block CI-11, UMC has identified several seismic anomalies which it believes are on trend with the Lion oil sands. In late 1996, the Company began drilling the initial exploratory well on the Block (Leopard #1) and in February 1997, this well was plugged and abandoned. The Company plans to drill an additional two exploratory wells in 1997. UMC owns a 37.5% contract interest in Block CI-12. However, the Company's ultimate contract interest in Block CI-12 is subject to final election by Petroci, the national petroleum company of Cote d'Ivoire.

    In 1996, UMC conducted a 3-D seismic survey covering 1,100 square kilometers on Block CI-105 which is located due south of Block CI-12 and with water depths ranging from 1,500 feet to 6,000 feet. As part of the previously discussed agreement, Shell paid 100% of the first $3.0 million incurred for the survey.
In 1997, the survey will be processed and interpreted with a well location, if any, to be selected late in the year. UMC will be carried for up to $3.5 million (net) of the initial drilling commitment if Shell elects to proceed to the drilling phase.

   Blocks CI-01 and CI-02, located approximately 80 miles east of Block CI-11, possess proven accumulations of oil and natural gas in reservoirs drilled by major oil companies in the 1980s. The Company recognized net proved reserves of
1.3 MMBO of oil and 49.4 BCF of natural gas at December 31, 1996. Mapping of existing 3-D seismic on Block CI-01 and a new 3-D seismic survey on CI-02 will further evaluate the reserve potential of these Blocks. The Ibex #1 was drilled on CI-01, but did not find oil or gas. In 1997, the Company drilled a discovery at Kudu, CI-01, that encountered 75 feet of net pay and flowed 27.7 MMCF of gas and 740 barrels of condensate per day. UMC owns a 45% contract interest in Block CI-01 and currently holds 75% in Block CI-02. However, the Company's ultimate contract interest in Block CI-02 is subject to final election by Petroci, the national petroleum company of Cote d'Ivoire.

   UMC has been in discussions with the government of Ghana for the sale of natural gas production from Block CI-01. Ghana is currently buying electricity from Cote d'Ivoire. The governments of Ghana and Cote d'Ivoire have tentatively approved the sale of natural gas from Block CI-01 to Ghana for power generation. The plan, if concluded, would call for UMC to develop Block CI-01 and export a portion of the natural gas to a power plant to be built on the coast of Ghana. Alternatively, natural gas production could be sold in the Abidjan market.

   Equatorial Guinea. UMC has negotiated four PSCs with the Republic of Equatorial Guinea for blocks located offshore in the Atlantic Ocean. Under the PSCs, UMC holds approximately 1.8 million gross acres.

   Block B was also evaluated by a 1993 seismic program, in which UMC had a carried interest. Mobil then carried UMC in the drilling of a test well on the Delta prospect which was a dry hole in late 1994. Mobil, as operator, and UMC then drilled three successful oil wells on the Zafiro prospect and one successful oil well on the Opalo prospect in 1995. In 1996, a total of thirteen wells were drilled, six development and seven exploratory wells. The development wells were all successful and were tested at rates of 4,000 to 10,500 BOD (1,000 to 2,625 BOD net to UMC). At December 31, 1996, four of the development wells were producing and two were being completed. Four of the seven exploratory wells were successful with two finding new pay zones. These wells have not been tested pending tie-in to the facilities. Total expenditures to date have been $418.0 million ($104.5 million net to UMC). The Company recognized proved reserves of 19.9 MMBO (88.6 MMBO gross) on Block B at December 31, 1996. However, the Company's investment is based upon a significantly higher anticipated level of reserve recovery. The Company owns a 25% contract interest in Block B.

   Initial oil production from Block B commenced in late August 1996 at a rate of 10,000 BOD (2,300 BOD net to UMC) and has increased to 36,000 BOD (8,378 BOD net to UMC) at December 31, 1996. Production is expected to increase at mid-year 1997 to approximately 70,000-75,000 BOD (15,750-16,875 BOD net to UMC).

   Block D, in which the Company owns a 75% contract interest, is also adjacent to Block B, which increases the prospectiveness of the Block. In late 1996, the Company drilled the initial exploratory well on the Block (Perla #1) and in January 1997, this well was plugged and abandoned and the drilling rig was moved to the second location on the Block (Tsavorita #1). In January 1997, the Company experienced a shallow dry gas kick on the Tsavorita #1. The well was plugged and the rig moved. The Company is currently drilling the Tsavorita #1A, and results are expected late in the first or early in the second quarter of 1997.

   Block C is adjacent to Block B and potentially holds extensions of the opportunities discovered in Block B. The discovery of high quality reservoirs and high oil flow rates on Block B increases the likelihood of successful exploration on this Block. UMC will continue to evaluate the exploration potential of this Block following the success on Block B. The Company currently owns a 75% contract interest and will continue to evaluate the seismic data in 1997. A well is not expected to be drilled on the Block before 1998.

   Block A was evaluated during 1993 and 1994 with a 2-D seismic program and a test well, the Dorado #1, a dry hole in which UMC had a carried interest. UMC is evaluating further exploration opportunities on the Block. The Company currently owns a 100% contract interest in Block A.

   Pakistan. UMC signed a PSC with the government of Pakistan on January 14, 1996 covering Block No. 2462-1 (E/L) Pasni-Balochistan. The block covers 1.9 million acres and UMC currently holds a 76% contract interest in the block. The Company also acquired a 76% interest in the Pasni East and Gwadar Blocks, adjacent to the Pasni-Bolochistan Block. These Blocks cover 1.4 and 1.1 million acres, respectively. UMC plans to conduct geological and geophysical studies during the first two years of the exploration license on the three Blocks, with possible drilling in 1998.

   Bangladesh. UMC initialed a PSC covering Block 22, Chittagong Hills Tracts in December 1995, with final signing in February 1997. UMC plans to conduct geological and geophysical work during the first year of the PSC. The block covers 13,390 square kilometers (3.3 million acres). UMC currently holds a 40% contract interest.

(D)  RESERVES

   The Company holds interests in producing properties in 15 states, Canada, Equatorial Guinea and Cote d'Ivoire, with most of its proved reserves located in four major natural gas producing areas of the United States (Gulf of Mexico/Gulf Coast Onshore, Permian Basin/Midcontinent, Rocky Mountains and Montana), in the Alberta and Saskatchewan provinces of Canada and in Western Africa. At December 31, 1996, the Company had estimated proved reserves of 44.5 MMBO of oil and
450.7 BCF of natural gas, or 119.7 MMBOE.

   The following table sets forth estimates of the proved oil and natural gas reserves of the Company at December 31, 1996, as evaluated by Ryder Scott, Netherland, Sewell & Associates, Inc. and McDaniel & Associates Consultants Ltd., the Company's independent petroleum reserve engineers:


                                                                                             BARRELS OF OIL EQUIVALENTS
                                     OIL (MBO)                  NATURAL GAS (MMCF)                     (MBOE)
                            -----------------------------  ------------------------------  -------------------------------
                            DEVELOPED  UNDEVELOPED  TOTAL  DEVELOPED  UNDEVELOPED   TOTAL   DEVELOPED  UNDEVELOPED   TOTAL
                            ---------  -----------  -----  ---------  -----------   -----   ---------  -----------   -----
Gulf Coast...............      2,090          49    2,139      52,473     16,312     68,785    10,836       2,768     13,604
Permian Basin/
 Midcontinent............      7,533         999    8,532      80,524     11,487     92,011    20,954       2,913     23,867
Rocky Mountains..........      5,178       1,092    6,270     112,850     23,886    136,736    23,986       5,073     29,059
                              ------      ------   ------     -------    -------    -------    ------      ------    -------
  Sub-Total U.S..........     14,801       2,140   16,941     245,847     51,685    297,532    55,776      10,754     66,530
Canada...................      3,499           -    3,499      62,781          -     62,781    13,963           -     13,963
Cote d'Ivoire............      1,926       2,224    4,150      21,433     68,977     90,410     5,498      13,720     19,218
Equatorial Guinea........      4,353      15,587   19,940        -          -          -        4,353      15,587     19,940
                              ------      ------   ------     -------    -------    -------    ------      ------    -------
  Total Company..........     24,579      19,951   44,530     330,061    120,662    450,723    79,590      40,061    119,651
                              ======      ======   ======     =======    =======    =======    ======      ======    =======

   The Company has not filed any different estimates of its December 31, 1996 reserves with any federal agency.

   The reserve data set forth in this Form 10-K represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and adjustment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates often differ from the quantities of crude oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas reserves and of future net revenues are based upon a number of variables and assumptions, all of which may vary considerably from actual results. The reliability of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

   The following table sets forth, at December 31, 1996, the discounted present value attributable to the Company's estimated proved reserves at that date as estimated primarily by Ryder Scott, Netherland, Sewell & Associates, Inc. and McDaniel & Associates Consultants Ltd., the Company's independent petroleum reserve engineers:

                                                                IN THOUSANDS OF U.S. DOLLARS
                                             -------------------------------------------------------------------
                                               UNITED                      COTE         EQUATORIAL
                                               STATES        CANADA      d'IVOIRE         GUINEA        TOTAL
                                             -----------   ----------   ----------     ------------   ----------
Future cash inflows....................      $1,445,872     $206,041     $305,988        $ 450,785      $2,408,686
                                             ----------     --------     --------        ---------      ----------
Future production costs................         379,096       55,993       53,927          102,275         591,291
Future development costs...............          53,067        4,501       74,957          152,780         285,305
Future income taxes....................         221,053       44,263       45,833           49,782         360,931
                                             ----------     --------     --------        ---------      ----------
Total future costs.....................         653,216      104,757      174,717          304,837       1,237,527
                                             ----------     --------     --------        ---------      ----------
Future net cash inflows................         792,656      101,284      131,271          145,948       1,171,159
Discount at 10% per annum..............        (253,431)     (42,431)     (40,465)         (40,810)       (377,137)
                                             ----------     --------     --------        ---------      ----------
Standardized measure of discounted
 future net cash flows.................      $  539,225     $ 58,853     $ 90,806        $ 105,138      $  794,022
                                             ==========     ========     ========        =========      ==========

   In computing this data, assumptions and estimates have been utilized, and no assurance can be given that such assumptions and estimates will be indicative of future economic conditions. The future net cash inflows are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on December 31, 1996 economic conditions. The estimated future production is priced at December 31, 1996, except where fixed and determinable price escalations are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on December 31, 1996 cost levels, but not for debt service and general and administrative expenses.

(E)  ACREAGE AND PRODUCTIVE WELLS

   The following table sets forth the Company's developed and undeveloped acreage at December 31, 1996. In North America, the Company holds its acreage through oil and gas leases. The leases have a variety of primary terms and may require delay rentals to continue the primary term if not productive. The leases may be surrendered by the operator at any time by notice to the lessors, by the cessation of production, fulfillment of commitments, or by failure to make timely payment of delay rentals.

   The Company's acreage holdings in Cote d'Ivoire, Equatorial Guinea and Pakistan are evidenced by PSCs with the governments of those countries. Among the terms that may be in the PSCs are obligations of UMC to conduct exploration operations (including the drilling of wells) and the manner in which any oil and gas that may be produced will be allocated among the parties to the contract. Refer to pages 5, 6, and 7 of this Form 10-K for further discussion of the PSCs.


                       DEVELOPED ACREAGE  UNDEVELOPED ACREAGE      TOTAL
                       -----------------  -------------------  -------------
                         GROSS     NET      GROSS      NET     GROSS    NET
                       ---------  ------  ---------  --------  ------  -----
                        (IN THOUSANDS)      (IN THOUSANDS)     (IN THOUSANDS)
                       -----------------  -------------------  -------------

Gulf Coast Onshore...         72      18        310        52     382     70
Gulf Coast Offshore..        148      37        174       114     322    151
Midcontinent.........        330     121        123        23     453    144
Rocky Mountains......        321     142        613       191     934    333
Other U.S............         44       8         66         9     110     17
                           -----     ---     ------     -----  ------  -----
   Sub-Total U.S.....        915     326      1,286       389   2,201    715
Canada...............        439      72        394       163     833    235
Cote d'Ivoire........         13       4      2,268       900   2,281    904
Equatorial Guinea....         36       9      1,798     1,203   1,834  1,212
Pakistan.............          -       -      4,391     3,337   4,391  3,337
                           -----     ---     ------     -----  ------  -----
   Total /(1)/.......      1,403     411     10,137     5,992  11,540  6,403
                           =====     ===     ======     =====  ======  =====

/(1)/ Does not include 3.3 million gross acres (1.3 million net acres) in Bangladesh where the Company signed a PSC in February 1997.

   At December 31, 1996, the Company had 6,649 gross productive wells (1,143 net), of which 4,594 gross wells (439 net) were oil and 2,055 gross wells (704 net) were natural gas. Productive wells consist of producing wells and wells capable of production. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, 13 had multiple completions.

(F)  PRODUCTION, UNIT PRICES AND COSTS

   The following table sets forth information with respect to the Company's production and average unit prices and costs for the periods indicated:

                                                                                      YEARS ENDED
                                                                                      DECEMBER 31,
                                                                        -------------------------------------
                                                                           1996          1995          1994
                                                                        ---------      --------      --------
Production:

 Oil (MBO)
   United States.............................................             2,022          1,826         1,160
   Canada....................................................               511            649           618
   Cote d'Ivoire.............................................               894            285             -
   Equatorial Guinea.........................................               967              -             -
                                                                         ------         ------        ------
     Total...................................................             4,394          2,760         1,778

 Natural gas (MMCF)
   United States.............................................            47,719         38,878        35,182
   Canada....................................................             5,339          5,383         4,487
   Cote d'Ivoire.............................................             2,387            192             -
                                                                         ------         ------        ------
     Total...................................................            55,445         44,453        39,669

Average net sales price, including hedging:

 Oil ($ per bbl)
   United States.............................................            $20.91         $16.41        $14.93
   Canada....................................................            $19.43         $16.59        $15.14
   Cote d'Ivoire.............................................            $20.56         $15.45        $    -
   Equatorial Guinea.........................................            $22.17         $    -        $    -
     Average.................................................            $20.94         $16.35        $15.00

 Natural gas ($ per MCF)
   United States.............................................            $ 2.15         $ 1.58        $ 1.73
   Canada....................................................            $ 1.44         $ 1.17        $ 1.58
   Cote d'Ivoire.............................................            $ 1.80         $ 1.72        $    -
     Average.................................................            $ 2.07         $ 1.53        $ 1.71

Additional disclosures ($ per BOE):
 Production and operating costs/(1)/.........................            $ 3.12         $ 3.50        $ 3.49
 Ad valorem and production taxes.............................            $ 0.64         $ 0.72        $ 0.91
 Oil and natural gas depletion and depreciation/(2)/.........            $ 6.00         $ 5.19        $ 5.93

--------------
/(1)/ Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes.
/(2)/ Does not include impairments of proved oil and gas property.

(G)  DRILLING ACTIVITY

   During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:

                                            YEARS ENDED DECEMBER 31,
                                    -------------------------------------
                                        1996        1995         1994
                                    ----------   -----------  -----------
                                    GROSS  NET   GROSS  NET   GROSS  NET
                                    -----  ----  -----  ----  -----  ----
Exploratory:
Productive.....................        23   7.8     18   5.2     13   5.5
Non-Productive.................        25   8.6     15   3.2     17   7.5
                                      ---  ----    ---  ----    ---  ----
  Total........................        48  16.4     33   8.4     30  13.0
                                      ===  ====    ===  ====    ===  ====
Development:
Productive.....................       113  26.8    114  19.4    108  52.5
Non-Productive.................         9   4.4     22   3.3     20  13.4
                                      ---  ----    ---  ----    ---  ----
  Total........................       122  31.2    136  22.7    128  65.9
                                      ===  ====    ===  ====    ===  ====
Total:
Productive.....................       136  34.6    132  24.6    121  58.0
Non-Productive.................        34  13.0     37   6.5     37  20.9
                                      ---  ----    ---  ----    ---  ----
  Total........................       170  47.6    169  31.1    158  78.9
                                      ===  ====    ===  ====    ===  ====


   At December 31, 1996, the Company was participating in the drilling or completion of 45 gross (8.6) net wells. All of the Company's drilling activities are conducted with independent contractors.

(H)  MARKETING AND CONTRACTS

   A substantial portion of the Company's current natural gas production is sold on the spot market or under market sensitive agreements with a variety of purchasers, including intrastate and interstate pipelines, their marketing affiliates, independent marketing companies and other purchasers who have the ability to move the gas under firm transportation or interruptible agreements. The Company has a few long term contractual arrangements which are market sensitive.

   During 1995, the Company entered into a five-year contract with a Michigan buyer to sell up to 35 MMCFD during the period April through October of each year, beginning in 1996. The Company's existing 35 MMCFD of firm transport capacity on TransCanada Pipeline and Great Lakes Transmission is used to transport these volumes. During 1996, the Company applied for an additional 8 MMCFD of ten-year term firm transport capacity on TransCanada Pipeline beginning in November 1997. The supply for this contract will mainly come from the Bearpaw Field in Montana, where the net company production was approximately 30 MMCFD for the month of December 1996, or from third party gas purchases. The price received under this contract will be based on negotiated natural gas contract pricing on the New York Mercantile Exchange plus a premium and/or index related pricing. The Company incurs transportation charges to deliver gas to the Midwest markets.

   The Company's natural gas production is subject to regional discounts or premiums to the benchmark Gulf Coast spot market price for natural gas. In West Texas, the Rocky Mountains and the Midcontinent, the Company's natural gas production has recently been sold at the prevailing regional price, with the Rocky Mountain price benefiting from the aforementioned marketing agreement.

   Deregulation in Canada has facilitated access to alternative markets for oil and natural gas, such as direct sales to end-users and export sales to United States markets. Generally, one-year renewable contracts in which price is negotiated annually have been used to access these markets. Firm transportation and gas processing capacity from major aggregators have been obtained in Canada to provide continued ability to produce under these contracts.

   Approximately 85% of the Company's Canadian gas is currently sold under market sensitive contracts redetermined annually. The remaining 15% is sold on the spot market.

   In September 1994, UMC executed a contract under which UMC and its partners will sell natural gas production from Block CI-11 to the Government of Cote d'Ivoire. Under the terms of the agreement, the Government will take-or-pay for 50 MMBTUD. UMC and its partners will receive approximately $1.70 per MCF for the first four years, after which time the price will be adjusted based on a fixed discount to the West Texas Intermediate crude oil price. The government is paying UMC for the natural gas with a portion of its oil production. Additional sales contracts for natural gas from this and other Cote d'Ivoire blocks are currently being negotiated.

(I)  CUSTOMERS

   The Company markets its oil and gas production to numerous purchasers under a combination of short and long-term contracts. During 1996, 1995 and 1994, Northern Natural Gas Company, a subsidiary of Enron Corporation, accounted for 0.9%, 9.0% and 10.7%, respectively, of oil and gas revenues of the Company. In addition, during 1996, Mobil Sales and Supply Corporation and H&N Gas Limited, Inc. accounted for 10.4% and 15.5%, respectively, of the Company's oil and gas revenues. Sales to H&N Gas Limited, Inc. are backed by an irrevocable standby letter of credit. The Company had no other purchasers that accounted for greater than 10.0% of its oil and gas revenues. The Company believes that the loss of any single customer would not have a material adverse effect on the results of operations of the Company.

(J)  COMPETITION

   The exploration for and production of oil and natural gas is highly competitive. In seeking to obtain desirable producing properties, new leases and exploration prospects, the Company faces competition from both major and independent oil and natural gas companies, as well as from numerous individuals and drilling programs. Extensive competition also exists in the market for natural gas produced by the Company. Many of these competitors have financial and other resources substantially in excess of those available to the Company and, accordingly, may be better positioned to acquire and exploit prospects, hire personnel and market production. In addition, many of the Company's larger competitors may be better able to respond to factors such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations, which affect demand for the Company's oil and natural gas production and which are beyond the control of the Company.

   Natural gas prices, which were once effectively determined by government regulations, are now influenced largely by the effects of competition. Competitors in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers and providers of alternate energy supplies, such as residual fuel oil.

(K)  ENVIRONMENTAL MATTERS

   United States Environmental Regulations. Operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes" which would make the reclassified exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

   The U.S. Environmental Protection Agency has indicated that the Company may be potentially responsible for costs and liabilities associated with alleged releases of hazardous substances at two sites in Louisiana under the Comprehensive Environmental Response, Compensation and Liability Act. Given the extremely large number of companies that have been identified as potentially responsible for releases of hazardous substances at the sites and the small volume of hazardous substances allegedly disposed of by the companies whose properties the Company acquired, management believes that the Company's potential liability arising from these sites, if any, will not have a material adverse impact on the Company.

   During the three year period ended December 31, 1996, neither UMC, nor any of its subsidiaries, have been cited by any governmental authority with respect to environmental matters. The Company has spent less than $100,000 per year during the years 1996, 1995 and 1994 for the routine clean-up of oil, salt water or other substances in the ordinary course of business. The Company has no significant commitments for capital expenditures to comply with existing environmental requirements.

   The Oil Pollution Act of 1990 (OPA) and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

   The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility, to cover at least some costs in a potential spill. On August 25, 1993, an advance notice of intention to adopt a rule under the OPA was published that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. On October 19, 1996, Congress adopted an amendment to OPA that lowered the financial requirement for certain offshore facilities to $35 million. That amendment, however, also authorizes the U.S. Department of the Interior to adopt rules increasing that requirement in circumstances that the agency deems appropriate. The Company cannot predict the final form of the financial responsibility rule that might be adopted. However, the impact of any such rule should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators.

   Canadian Environmental Regulations. The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation in Canada. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Environmental legislation in Alberta was substantially revised in 1993 to update and consolidate the various acts applicable to environmental protection. The various acts were consolidated into the Environmental Protection and Enhancement Act, proclaimed April 22, 1993 and became effective September 1, 1993. Under the new Act, environmental standards and compliance for releases, clean-up and reporting are stricter. Also, the range of enforcement actions available and severity of penalties are significantly increased. The changes had an incremental but not material effect on the cost of conducting operations in Alberta. The full extent of the impact will not be known until the Government of Alberta releases its enforcement policy. Federal environmental regulations are generally restricted to the use and transport of certain restricted and prohibited substances and the environmental assessment of projects which require an approval from a federal authority. The Company anticipates making necessary expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. The Company believes that it is in material compliance with applicable environmental laws and regulations in Canada.

(L)  EMPLOYEES

   At January 31, 1997, the Company employed approximately 310 people in its Houston, Texas; Denver, Colorado; Calgary, Alberta; Abidjan, Cote d'Ivoire; and Malabo, Equatorial Guinea offices and various field locations whose functions are associated with management, engineering, geology, geophysics, operations, land, legal, accounting, financial planning and administration. Of this amount, approximately 47 full-time employees are responsible for the supervision and operation of its field activities. The Company, which has no collective bargaining arrangement with employees, believes its relations with its employees are satisfactory.

(M)  OFFICES

   The Company leases its Houston headquarters under a lease covering approximately 83,000 square feet, expiring in December 2006. The monthly rent expense recognized under generally accepted accounting principles is approximately $87,000. The Company also leases additional space for two division and seven field operating offices.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Since July 22, 1993, the Company's Series A Voting Common Stock, $0.01 par value (the "Common Stock"), has been traded on the New York Stock Exchange under the symbol "UMC". As of February 28, 1997, there were 35,248,805 shares of Common Stock outstanding held by approximately 186 stockholders of record. The Company has never paid dividends on its Common Stock and does not expect to pay dividends in the near future.

   The following table shows the high and low sales prices of the Common Stock on the New York Stock Exchange for the last two years:


               QUARTER ENDED, 1995           HIGH      LOW
               -------------------          -------  -------
               March 31...................   $14.25   $10.25
               June 30....................   $16.13   $13.38
               September 30...............   $18.75   $15.13
               December 31................   $18.13   $16.13

               QUARTER ENDED, 1996
               -------------------
               March 31...................   $25.88   $15.00
               June 30....................   $36.25   $23.13
               September 30...............   $48.38   $32.13
               December 31................   $53.50   $43.88

   The Company's Credit Facility and the 10-3/8% Senior Subordinated Notes (see
Note 5 of the Notes to Consolidated Financial Statements) contain certain restrictions on the Company's ability to declare and pay dividends. The payment of future cash dividends, if any, will be reviewed periodically by the Board of Directors and will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital and exploration expenditures, its future business prospects and any restrictions imposed by the Company's present or future credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA

  The financial data as of and for the years ended December 31, 1992 through 1996 were derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein (amounts in thousands, except per share data).

                                                                                            YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------------------
                                                                              1996       1995       1994       1993       1992
                                                                           ---------   --------   --------   --------   --------
Operating revenues:
 Gas sales.............................................................     $114,498    $ 68,228  $  67,763   $ 60,457   $ 43,019
 Oil sales.............................................................       92,031      45,122     26,675     19,877     17,257
 Gain on sale of assets and other /(1)/................................       29,875      33,691      3,379      1,984      5,793
                                                                            --------    --------  ---------   --------   --------
                                                                             236,404     147,041     97,817     82,318     66,069
Costs and expenses:
 Production costs......................................................       51,298      42,891     36,938     30,539     21,233
 General and administrative............................................       12,727      10,425     12,504      8,097      7,213
 Exploration, including dry holes......................................       40,325      15,682     16,187      6,811      5,769
 Depreciation, depletion and amortization..............................       84,979      53,942     50,727     35,938     25,155
 Impairment of proved oil and gas properties /(2)/.....................            -       8,317     94,793     10,051          -
 Interest expense......................................................       22,811      17,945      9,040      6,532      6,434
 Interest and other income (expense)...................................          844        (375)       141     (2,102)       (71)
                                                                            --------    --------  ---------   --------   --------
                                                                             212,984     148,827    220,330     95,866     65,733
Income (loss) before taxes and cumulative effect of changes
 in accounting principles..............................................       23,420      (1,786)  (122,513)   (13,548)       336
Income tax benefit (provision):
 Current...............................................................         (785)       (332)       (25)    (1,131)      (297)
 Deferred..............................................................       (5,231)      4,217     41,549      7,436      1,954
                                                                            --------    --------  ---------   --------   --------
Income (loss) before cumulative effect of changes in
 accounting principles.................................................       17,404       2,099    (80,989)    (7,243)     1,993
Cumulative effect of change in accounting principle, net of tax /(2)/..            -           -          -     (3,543)      (368)
                                                                            --------    --------  ---------   --------   --------
Net income (loss)......................................................     $ 17,404    $  2,099  $ (80,989)  $(10,786)  $  1,625
                                                                            ========    ========  =========   ========   ========
Net income (loss) applicable to common stockholders /(3)/..............     $ 15,873    $    615  $ (80,989)  $(12,284)  $    843

Earnings per share of common stock:
 Income (loss) before cumulative effect of changes
   in accounting principles............................................     $   0.51    $   0.02  $   (3.47)  $  (0.75)  $   0.09
 Cumulative effect of changes in accounting principles.................            -           -          -      (0.31)     (0.03)
                                                                            --------    --------  ---------   --------   --------
 Net income (loss) per common share /(3)/..............................     $   0.51    $   0.02  $   (3.47)  $  (1.06)  $   0.06
                                                                            ========    ========  =========   ========   ========
Weighted average number of common shares
 and common share equivalents outstanding /(3)/........................       31,428      29,259     23,330     11,588     13,143

Balance Sheet Data (at end of period):
 Property, plant and equipment - net /(1)/.............................     $524,189    $468,673  $  424,930   $291,723  $167,885
 Total assets..........................................................      718,293     578,450     511,214    343,223   197,207
 Long-term debt, including current maturities..........................      157,731     247,899     239,634     92,149    67,990
 Stockholders' equity /(4)/............................................      432,236     212,312     171,438    189,672    90,985

--------------
/(1)/ See Note 4 of the Notes to Consolidated Financial Statements for a discussion of significant acquisitions and dispositions for the applicable periods.
/(2)/ See Note 3 of the Notes to Consolidated Financial Statements regarding the
      Company's policy for assessing the recoverability of proved oil and gas properties. In 1992, the Company adopted Statement of Financial Accounting Standards 109, Accounting for Income Taxes. In 1993, the Company adopted a policy to assess recoverability of its proved properties by individual property groups having similar geological or operating characteristics utilizing estimates of undiscounted future net revenues attributable to proved reserves based on current prices and to provide impairment reserves as conditions warrant.
/(3)/ See Exhibit 11.1 for the calculation of net income (loss) per common share and for the calculation of the weighted average number of common shares and common share equivalents outstanding.
/(4)/ The Company has never paid dividends on its common stock.

  The following is a condensed summary of the results of operations for the quarters of 1996 and 1995 (in thousands, except per share amounts):


                                           QUARTERS ENDED (UNAUDITED)
                                 -----------------------------------------------
                                 MARCH 31  JUNE 30   SEPTEMBER 30   DECEMBER 31
                                 --------  --------  -------------  ------------
1996
----
Revenues.......................   $52,168  $61,323        $54,068       $68,845
Income from operations.........    11,745   14,400         10,927        10,003
Net income.....................     3,716    5,235          2,838         5,615
Net income per share/ (1)/.....      0.10     0.15           0.09          0.16

1995
----
Revenues.......................   $40,436  $28,338        $29,069       $49,198
Income (loss) from operations..    11,005     (600)        (1,478)        6,857
Net income (loss)..............     3,607      463         (1,852)         (119)
Net income (loss) per share....      0.12     0.02          (0.09)        (0.03)
---------------

/(1) /The sum of the quarterly reported amounts for earnings per share do not equal full year amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  INTRODUCTION

  The following discussion is intended to assist in understanding the Company's financial position and results of operations for each year in the three year period ended December 31, 1996. The Consolidated Financial Statements and the notes thereto should be referred to in conjunction with this discussion.

(B)  OVERVIEW

  The Company was organized in 1987 to pursue opportunities to acquire oil and natural gas properties. Since its inception, the Company has grown through a series of strategic corporate and property acquisitions combined with an exploration program that focuses on UMC's existing properties in North America and in certain international regions. Management's strategy is to (i) balance the risk of exploration prospects with lower risk exploitation and development of existing reserves, (ii) concentrate its activities in specific regions where the Company has expertise, while retaining geographical diversification, and
(iii) augment its industry and institutional relationships to access new opportunities.

  The Company's international activities are focused on the offshore regions of Equatorial Guinea, Cote d'Ivoire, Pakistan and Bangledesh, where it holds substantial acreage positions in highly prospective geologic regions. Management believes that these areas have the potential to significantly increase the Company's reserves based upon results of drilling to date and analysis of technical data regarding additional prospects.

  Although the Company's reserves have historically been concentrated in natural gas, recent discoveries, primarily from the Company's international operations, have shifted the percentage of reserves represented by crude oil and condensate toward a more equal balance with natural gas reserves. Concurrently, the Company expects to continue the historical trend of adding to its North American reserve base. The Company believes these additions to reserves, both domestically and internationally, will lead to significant increases in production over the next several years.

(C)  RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

  Oil and gas revenues for 1996 were $206.5 million, or 82.1% greater than 1995 oil and gas revenues of $113.4 million primarily due to significant improvements in oil and natural gas prices and production volumes. The average sales price after hedging for natural gas increased to $2.07 per Mcf, or 35.3%, in 1996 from 1995. The impact of hedging on natural gas prices received and natural gas revenues for 1996 and 1995 was an increase (decrease) of ($0.06) and $0.07 per MCF and ($3.7) million and $3.5 million, respectively. Natural gas production for 1996 was 55,445 MMCF, an increase of 24.7% over 1995 volumes due primarily to new production from the Gulf of Mexico and a full year of gas production in Cote d'Ivoire which commenced in late 1995. Oil production increased 59.2%, or 1,634 MBO, in 1996 due primarily to increased oil production in Cote d'Ivoire and commencement of production in Equatorial Guinea in August 1996. The average sales price after hedging for oil increased to $20.94, or 28.1%, in 1996 compared to 1995. The impact of hedging on oil prices received and oil revenues for 1996 and 1995 was an increase (decrease) of ($0.04) and $0.22 per barrel and ($0.2) million and $0.6 million, respectively.

  UMC's exploration strategy provides that essentially all prospects will be generated in-house. This approach usually means that a portion of the interest in each property is available for farmout, sale or other arrangement. A sales transaction is often used in the case of international prospects that have been acquired by UMC and subsequently enhanced by the acquisition and interpretation of seismic data, geologic and engineering analysis and possibly the drilling of wells. UMC's exploration and engineering staff have consistently shown the ability to add value to both domestic and international prospects.

  In recent years, UMC has developed its business strategy to include the sale of both developed and undeveloped properties. With respect to developed properties, sales may be made to (i) redeploy capital in regions where returns are greater; (ii) eliminate properties that do not fit the Company's geographic profile; (iii) dispose of marginal assets, and (iv) accept offers where the buyer gives significantly greater value to a property than UMC's technical staff and outside engineers. As a result of a significant portion of the Company's growth coming through large acquisitions, the sale of developed properties under the above criteria is a frequent occurrence. During 1996, the Company was successful in selling certain properties with proved reserves of 3.2 MMBOE and approximate operating costs, including DD&A, of $7.89/BOE for cash proceeds of $28.8 million. In return, the Company purchased properties with 3.2 MMBOE of proved reserves and an approximate operating cost, including DD&A, of $4.75/BOE for $6.7 million.

  The activities discussed above generated gains on sales of assets of $29.0 million in 1996, as compared to $31.2 million in 1995. The 1996 gains on sales of assets resulted primarily from sales of unproved international interests including a $15.8 million pre-tax gain recognized as the final installment on the assignment of a portion of the Company's interest in Block B in Equatorial Guinea to Mobil in October 1995, and the sale in September 1996 of a 55% contract interest in Block CI-105 in Cote d'Ivoire to Shell from which the Company recognized a pre-tax gain of $3.3 million. Gains on sales of producing properties in North America were primarily generated by a pre-tax gain of $4.7 million recognized as a result of the sale by UMC Resources Canada Ltd., the Company's wholly-owned Canadian subsidiary, of its interest in the Rocanville area in June 1996, and a pre-tax gain of $3.6 million recognized as a result of the sale of interests in the Elk City and Arapaho fields in December 1996. The largest contributors to the gain in 1995 were the sales of partial interests to Yukong Limited of a portion of the Company's interests in Block CI-01 and CI-02 in Cote d'Ivoire and Blocks C and D in Equatorial Guinea and the first installments of the sale to Mobil of a 10% interest in Block B in Equatorial Guinea. For these international sales in 1995, a pre-tax gain of $18.3 million was recognized on proceeds of $22.1 million. During 1995, the Company recognized pre-tax gains of $12.9 million on sales of producing properties in North America.

  Production costs, including ad valorem and production taxes, for 1996 of $51.3 million increased 19.6% from $42.9 million for 1995, primarily due to a full year of production in Cote d'Ivoire and commencement of production in Equatorial Guinea. However, on a cost per BOE basis, production costs for 1996 decreased $0.46 per BOE (10.9%) when compared to 1995.

  General and administrative expenses for 1996 were $12.7 million compared to $10.4 million in 1995. This increase was primarily due to nonrecurring severance expenses of $0.9 million in 1996, $0.7 million of expenses associated with miscellaneous non-cash benefits accruals and an overall expansion of the Company's operations. However, general and administrative expenses per BOE of production decreased from $1.03 per BOE in 1995 to $0.93 per BOE in 1996.

  Exploration, dry hole and lease impairment expenses for 1996 totaled $40.3 million as compared to $15.7 million in 1995. This increase of $24.6 million was primarily due to increased dry hole costs experienced in the Gulf of Mexico, certain onshore areas and Equatorial Guinea Block D. In addition, the Company had increased geological and geophysical costs in 1996 reflecting a higher level of exploration activity in Cote d'Ivoire, Equatorial Guinea and North America.

  Depreciation, depletion and amortization (DD&A) expense for 1996 of $85.0 million increased 57.7% from $53.9 million for 1995. This increase is primarily attributable to increased production levels in Cote d'Ivoire and Equatorial Guinea. The rate per BOE of oil and gas DD&A increased 15.6% from $5.19 per BOE in 1995 to $6.00 per BOE in 1996. This increase is a result of capitalized costs in Equatorial Guinea which reflect certain development expenditures in anticipation of significant future reserve extensions and additions that are not recognized as proved reserves at December 31, 1996. In addition, certain downward revisions of proved oil and gas reserves in the United States were recognized by the Company during 1996, increasing DD&A rates. Furthermore, a greater proportion of the Company's North American oil and gas volumes were produced from the Gulf of Mexico region in 1996 versus 1995, which historically has higher depletion rates.

  Interest and debt expense for 1996 was $22.8 million compared to $17.9 million in 1995. Non-cash amortization of debt issue costs totaled $2.1 million for 1996, as compared to $1.2 million for 1995. The $0.9 million increase is primarily due to the amortization of the original issue discount on the 10-3/8% Senior Subordinated Notes (Notes) due 2005 and the write-off of debt issue costs upon the purchase of the Cote d'Ivoire Project Loan in November 1996 by the Company with a portion of the proceeds from the November 1996 offering of common stock. The additional $4.0 million increase is primarily due to a higher average interest rate in 1996, resulting from the issuance of the Notes in the fourth quarter 1995, and higher average debt levels in 1996 as compared to 1995.

  An income tax provision of $6.0 million was recognized for 1996, compared to a benefit of $3.9 million for 1995. Consistent with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, the income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet. The primary items affecting the 1996 deferred tax provision were the use of $13.0 million of net operating loss (NOL) carryforwards to eliminate 1996 taxable income and the deferred tax effect of exercised stock options. The 1995 deferred tax benefit was affected by property sales, the impairment of proved properties relating to the adoption of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, during the fourth quarter of 1995, and offset by the use of $31.0 million of NOL carryforwards. At December 31, 1996, the Company had $98.0 million of United States NOL carryforwards, $52.0 million of Equatorial Guinea NOL carryforwards and $17.6 million of Canadian federal tax pools. The Company paid cash income taxes in 1996 and 1995 of $0.4 million and $0.6 million, respectively, to several states, Canada and the U.S. for the Alternative Minimum Tax.

  The Company reported net income of $17.4 million, or $0.51 per share, for 1996 compared to a net income of $2.1 million, or $0.02 per share, for 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1994

  Oil and gas revenues for 1995 were $113.4 million, or 20.1% greater than 1994 oil and gas revenues of $94.4 million. The average sales price before hedging for U.S. natural gas decreased to $1.46 per Mcf or 15.1% in 1995 from 1994. The impact of hedging on natural gas prices received and natural gas revenues for 1995 and 1994 was an increase (decrease) of $0.07 and $(0.01) per MCF and $3.5 million and $(0.4) million, respectively. Natural gas production for 1995 was 44,453 MMCF, an increase of 12.1% over 1994 volumes due primarily to the acquisition of GARI in late 1994 and commencement of production in Cote d'Ivoire. The average sales price before hedging for oil increased 7.7% in 1995 compared to 1994. The impact of hedging on oil prices received and oil revenues for 1995 and 1994 was an increase of $0.22 and $0.03 per barrel and $0.6 million and $0.1 million, respectively. Oil production increased 55.2% or 982 MBO in 1995 due primarily to commencement of oil production in Cote d'Ivoire and the GARI acquisition in late 1994.

  The aforementioned business strategy of selling both developed and undeveloped properties generated gains on sales of assets of $31.2 million in 1995, as compared to $0.7 million in 1994. The largest contributors to the gain in 1995 were the sales of partial interests to Yukong Limited of a portion of the Company's interests in Block CI-01 and CI-02 in Cote d'Ivoire and Blocks C and D in Equatorial Guinea and the sale to Mobil of a 10% interest in Block B in Equatorial Guinea. Under the agreement, the Company received $40.1 million in cash in 1995 and 1996. A pre-tax gain of $18.3 million was recognized on 1995 proceeds of $22.1 million. During 1995, the Company recognized

$12.9 million as gain on sales of producing properties in North America.

  Production costs, including ad valorem and production taxes, for 1995 of $42.9 million increased 16.3% from $36.9 million for 1994, primarily due to a full year of ownership of GARI and commencement of production in Cote d'Ivoire. However, on a cost per BOE basis, production costs for 1995 decreased $0.18 per BOE when compared to 1994.

  General and administrative expenses for 1995 were $10.4 million compared to $12.5 million in 1994. This decrease was due to (i) certain non-recurring costs in 1994 associated with the GARI merger; (ii) increase in recovery of management fees from institutional partners; (iii) increase in recovery of overhead from industry partners domestically and internationally and (iv) certain consolidation efficiencies from the GARI merger. For the reasons previously mentioned, general and administrative expense as a percentage of total revenue decreased from 12.8% in 1994 to 7.1% in 1995.

  Exploration, dry hole and lease impairment expenses for 1995 totaled $15.7 million as compared to $16.2 million in 1994. This decrease of $0.5 million was primarily due to recovery of costs incurred from the sale of certain of the Company's interests in Cote d'Ivoire and Equatorial Guinea as previously discussed, offset by higher exploration activity levels internationally and offshore in the Gulf of Mexico.

  DD&A expense for 1995 of $53.9 million increased 6.3% from $50.7 million for 1994. However, the rate per BOE of oil and gas DD&A decreased 12.5% from $5.93 per BOE in 1994 to $5.19 per BOE in 1995. This absolute increase is primarily attributable to increased production levels and commencement of production in Cote d'Ivoire, offset by decreases in net book values due primarily to the impairment of proved properties recorded at December 31, 1994.

  During 1995, the Financial Accounting Standards Board (FASB) issued SFAS 121. The Company adopted the provisions of SFAS 121 during the fourth quarter of 1995, recording a pre-tax impairment of $8.3 million (after-tax effect: $5.1 million).

  Interest and debt expense for 1995 was $17.9 million compared to $9.0 million in 1994. This $8.9 million increase is primarily due to the increased debt levels incurred to acquire GARI and to support the 1995 capital expenditure program, which was dominated by development expenditures in the Gulf of Mexico and Western Africa. The Company's average interest rate for 1995 and 1994 was 7.47% and 5.95%, respectively. The increase in the average interest rate is due primarily to the issuance of the Notes during the fourth quarter of 1995. While raising the Company's average interest rate, issuance of the Notes replenished liquidity available under the Company's Credit Facility.

  An income tax benefit of $3.9 million was recognized for 1995, compared to a benefit of $41.5 million for 1994. Consistent with SFAS 109, the income tax benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet. The primary items affecting the 1995 deferred tax benefit were the property sales and the impairment of proved properties relating to the adoption of SFAS 121 during the fourth quarter of 1995. The 1994 $94.8 million impairment of proved oil and gas property was the largest item affecting the 1994 deferred tax benefit. All of these transactions had the effect of reducing the difference between the tax basis of Company assets and the basis of those assets for financial reporting purposes. This reduction in deferred tax liabilities more than offset the use of $31.0 million of NOL carryforwards to eliminate 1995 taxable income. The Company paid cash income taxes in 1995 and 1994 of $0.6 million and $0.4 million, respectively, to several states, Canada and the U.S. for the Alternative Minimum Tax.

  The Company reported net income of $2.1 million, or $0.02 per share, for 1995 compared to a net loss of ($81.0) million, or ($3.47) per share, for 1994.

(D)  CAPITAL RESOURCES AND LIQUIDITY

  The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, sales of common and preferred stock, issuance of senior subordinated notes, sales of non-strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings.

  The primary sources of cash for the Company during the year ended December 31, 1996, included proceeds from the November 1996 offering of common stock, funds generated from operations, bank borrowings, proceeds from asset sales and exercise of stock options and warrants. In the comparable period of 1995, the primary sources of cash included the issuance of the Notes, funds generated from operations, proceeds from sales of certain oil and gas properties, project financing borrowings and the issuance of the Series F preferred stock. For the year ended December 31, 1994, the primary sources of cash included utilization of long-term debt and funds generated from operations. Primary cash uses for the years ended December 31, 1996 and 1995 included capital expenditures (including exploration expenses) which totaled $185.9 million and $160.8 million, respectively. In the comparable period of 1994, the primary cash uses included capital expenditures (including exploration expenses) of $53.4 million and the acquisition of GARI.

  Discretionary cash flow, a measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of exploration expenses, including dry hole costs and impairments, DD&A, deferred income tax, gain (loss) on sale of assets and non-cash amortization of debt issue costs. The effects of working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures, debt repayment or dividend payments. The Company generated discretionary cash flow for the years ended December 31, 1996, 1995, and 1994 of approximately $121.0 million, $45.8 million, and $39.0 million, respectively. The 164% increase in discretionary cash flow in 1996 as compared to 1995 is primarily due to increased production levels, as a result of a full-year of production in Cote d'Ivoire, commencement of production in Equatorial Guinea, and the improvements in oil and natural gas prices.

  The Company has used the Credit Facility (see Note 5 of the Notes to Consolidated Financial Statements) to partially finance its expenditures. As of December 31, 1996, the borrowing base under the Credit Facility was $200 million, and the Company had no outstanding loans thereunder and outstanding letters of credit of approximately $0.6 million. Resulting liquidity (including cash) exceeded $254 million as compared to $124 million at December 31, 1995. The Company recently completed negotiations to expand the Credit Facility to $300 million with an initial borrowing base of $275 million. The new Credit Facility should be in place by the end of March 1997. Assuming the new Credit Facility, liquidity (including cash) will increase to approximately $325 million.

  In July 1995, a subsidiary of the Company entered into a loan agreement (the Cote d'Ivoire Facility) with the International Finance Corporation (IFC), an affiliate of the World Bank, in connection with the development of Block CI-11 offshore Cote d'Ivoire. The Cote d'Ivoire Facility provided for borrowings up to $35.0 million by the Company's subsidiary which holds UMC's interest in Block CI-11. In November 1996, the Cote d'Ivoire Facility was purchased by the Company paying off the IFC in full with a portion of the proceeds of the November 1996 offering of common stock.

  Effective January 18, 1994, the Company entered into five-year fixed LIBOR interest rate swap contracts that provide for fixed interest rates to be realized on notional amounts of $30.0 million in 1994 and $45.0 million through 1998. The agreement includes varying annual fixed interest rates ranging from 3.66% in 1994 to 6.40% in 1998, plus interest rate margins. Additionally, the Company entered into a two-year LIBOR interest rate cap contract on an additional notional amount of $45.0 million for 1995 and 1996 at interest rate caps of 7.60% and 8.30%, respectively, plus interest rate margins.

  Equity financings have represented a significant source of funds for the Company. Since its inception, over $197 million of private equity capital and approximately $343 million of public equity capital has been raised to support its growth. The Company completed its initial public offering in July 1993, resulting in net proceeds to the Company of $68.7 million. In November 1994, the Company issued approximately $64 million in common equity as partial consideration for the GARI acquisition. In June and July 1995, the Company sold an aggregate $35.0 million of Series F Preferred Stock in a private placement to institutional investors. In July 1996, the Series F Preferred Stock was converted to 1.845 million common shares in accordance with its automatic conversion terms. In November 1996, the Company issued 4.089 million common shares for $182.7 million in cash to be used to fund planned capital expenditures and for general corporate purposes.

  On October 30, 1995, the Company closed a public offering of $150 million of Notes at an initial price of 99.5% of face value. Proceeds of $144.9 million (after deducting underwriting discounts, commission and expenses of the offering) were used to reduce debt under the Credit Facility.

  As part of its on-going operations, the Company periodically sells interests in proved reserves and enhanced exploration prospects. This practice continued in 1996 and 1995, with net cash proceeds from sales of assets of $50.2 million and $78.1 million, respectively. The 1996 proceeds consisted of (i) $18.1 million in cash received in 1996 related to the 1995 Mobil purchase of an additional 10% interest in Block B in Equatorial Guinea, (ii) $28.8 million received from the sales of various non-strategic North American properties, and
(iii) $3.3 million received from Shell for a 55% contract interest in Block CI-105 in Cote d'Ivoire. These proceeds were used to pay-down debt and to redeploy capital to domestic and international opportunities which management believes represent higher rates of return.

  The Company's capital expenditure budget for 1997 is expected to be approximately $250 million, consisting of approximately $84 million for exploration, approximately $159 million for development and approximately $7 million of other capital expenditures. Primary areas of emphasis will be East Texas, the Gulf of Mexico and Western Africa. If the Company has successful exploration results during 1997, the operating capital budget could be expanded by approximately $50 million for follow-up appraisal or development expenditures. In addition, the Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the initial capital expenditure budget.

  Due to the aforementioned expanded credit facility and the equity offering completed in November 1996, the Company's financial structure has been significantly strengthened. The Company's debt to total capitalization ratio has decreased to 26.7% at December 31, 1996, from 53.9% at December 31, 1995. Combined with cash flows from operating activities, the Company has the financial strength, leverage and liquidity that will allow it to fund the 1997 capital expenditure program, including the international exploration and development opportunities in Cote d'Ivoire and Equatorial Guinea, and continue to selectively pursue strategic corporate and property acquisitions.

  The Company's interest coverage ratio (calculated as the ratio of income from operations plus DD&A, impairment of proved oil and gas properties and exploration expense to interest plus capitalized interest less non-cash amortization of debt issue costs) was 7.56 to 1 for 1996, compared with 5.26 to 1 for 1995.

(E)  NET OPERATING LOSS CARRYFORWARDS AND CANADIAN TAX POOLS

  At December 31, 1996, the Company had $98.0 million of United States NOL carryforwards, $52.0 million of Equatorial Guinea NOL carryforwards and $17.6 million of Canadian federal tax pools which it expects to use in sheltering future taxable income in the U.S., Equatorial Guinea and Canada, respectively, as compared to December 31, 1995 amounts of $116.0 million, $21.0 million and $21.9 million for the United States, Equatorial Guinea and Canada, respectively. The decrease in the United States and Canada results primarily from the 1996 usage of NOL and tax pool carryforwards to shelter taxable income. The increase in Equatorial Guinea results from expensing some up-front costs and production not starting until August 1996.

  The Company's U.S. NOL carryforward is subject to certain limitations.  Under
Section 382 of the Internal Revenue Code, the taxable income of UMC available for offset by pre-ownership change NOL carryforwards and certain built-in losses is subject to an annual limitation (the 382 Limitation) if an "ownership change" occurs. The Company has determined that an ownership change occurred for purposes of Section 382 in 1994. As a result of this ownership change, the total amount of UMC's NOL carryforwards will not be affected, but the annual 382 Limitation will equal the fair market value of the Company immediately before the ownership change multiplied by the long-term tax exempt interest rate, subject to adjustment for certain built-in gains of the Company. To the extent the 382 Limitation exceeds the federal taxable income of the post-merger company for a given year, the 382 Limitation for the subsequent year will be increased by such excess. NOL carryforwards of the Company will be disallowed entirely if certain continuity of business enterprise requirements are not met. It is expected these requirements will be met. The effect of the 382 Limitation may be to defer the use of the Company's existing NOL carryforwards.

  As shown in Note 7 of the Notes to the Consolidated Financial Statements, $8.0 million of the Company's U.S. federal NOLs will expire in 1997. Management believes that the 1997 taxable income of the consolidated group will exceed $8.0 million, and that no NOLs will expire unused.

(F)  FOREIGN CURRENCY TRANSACTIONS

  The financial position and results of operations attributable to the Company's Canadian operations are translated into U.S. currency in accordance with SFAS 52, Foreign Currency Translation. Accordingly, the assets and liabilities of the financial statements are translated using the currency exchange rate in effect at the balance sheet date while the revenues, expenses, gains and losses are translated using the exchange rate for the periods in which they occurred. The effect of such translations are reflected as adjustments to stockholders' equity as shown in the Statement of Changes in Stockholders' Equity in the Company's Consolidated Financial Statements.

  Essentially all revenues and expenditures for the Company's West African operations are settled, and all books and records are maintained, in U.S. dollars.

(G)  CHANGES IN PRICES AND INFLATION

  The Company's revenues and the value of its oil and natural gas properties have been, and will continue to be, affected by changes in oil and natural gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 1996 and 1995.

(H)  FORWARD-LOOKING STATEMENTS

  Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, that are dependent on certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of international and domestic fields, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission.

(I)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  The FASB issued SFAS 123, Accounting for Stock-Based Compensation, during 1996. The Company has reported the impact of SFAS 123 on a proforma basis as allowed under the pronouncement. See Note 8 of the Notes to Consolidated Financial Statements.

  In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, Environmental Remediation Liabilities, which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                   Page
   ...............................................................................................................

Report of Independent Public Accountants..........................................................................  23

Consolidated Statement of Income, Years Ended December 31, 1996, 1995 and 1994....................................  24

Consolidated Balance Sheet, December 31, 1996 and 1995............................................................  25

Consolidated Statement of Changes in Stockholders' Equity, Years Ended December 31,
 1996, 1995 and 1994..............................................................................................  27

Consolidated Statement of Cash Flows, Years Ended December 31, 1996, 1995 and 1994................................  28

Notes to Consolidated Financial Statements........................................................................  29


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders,
United Meridian Corporation:

  We have audited the accompanying consolidated balance sheets of United Meridian Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material
misstatement.   An  audit includes examining, on a test basis, evidence
supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Meridian Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 3 to the Consolidated Financial Statements, during 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.



                                 ARTHUR ANDERSEN LLP



Houston, Texas
February 20, 1997

                          UNITED MERIDIAN CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                             YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                      1996              1995             1994
                                                                    --------          --------         --------
Operating revenues:
 Gas sales.....................................................     $114,498          $ 68,228         $ 67,763
 Oil sales.....................................................       92,031            45,122           26,675
 Contract settlements and other................................          854             2,507            2,703
 Gain on sale of assets........................................       29,021            31,184              676
                                                                    --------          --------         --------
                                                                     236,404           147,041           97,817
                                                                    --------          --------         --------
Costs and expenses:
 Production costs..............................................       51,298            42,891           36,938
 General and administrative....................................       12,727            10,425           12,504
 Exploration, including dry holes and impairments..............       40,325            15,682           16,187
 Depreciation, depletion and amortization......................       84,979            53,942           50,727
 Impairment of proved oil and gas properties...................            -             8,317           94,793
                                                                    --------          --------         --------
                                                                     189,329           131,257          211,149
                                                                    --------          --------         --------
Income (loss) from operations..................................       47,075            15,784         (113,332)
Other income, expenses and deductions:
 Interest and other income (expense)...........................         (844)              375             (141)
 Interest and debt expense.....................................      (22,811)          (17,945)          (9,040)
                                                                    --------          --------         --------
Net income (loss) before income taxes..........................       23,420            (1,786)        (122,513)
Income tax benefit (provision):
 Current.......................................................         (785)             (332)             (25)
 Deferred......................................................       (5,231)            4,217           41,549
                                                                    --------          --------         --------
Net income (loss)..............................................     $ 17,404          $  2,099         $(80,989)
                                                                    ========          ========         ========
Net income (loss) per common share.............................     $   0.51          $   0.02         $  (3.47)
                                                                    ========          ========         ========
Weighted average number of common shares and
  common share equivalents outstanding.........................       31,428            29,259           23,330
                                                                    ========          ========         ========



  The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                      DECEMBER 31,
                                                                           ---------------------------------
                                                                             1996                     1995
                                     ASSETS                                --------                ---------
Current assets:
 Cash and cash equivalents..............................................   $  54,942              $  13,586
 Accounts receivable, net of allowance for doubtful accounts of
  $1,190 and $1,266 at December 31, 1996 and 1995, respectively:
    Oil and gas sales...................................................      36,238                 18,188
    Joint interest and other............................................      45,447                 22,522
 Deferred income taxes..................................................       2,839                  3,875
 Inventory..............................................................      11,389                 15,313
 Prepaid expenses and other.............................................       5,306                  2,529
                                                                           ---------              ---------
                                                                             156,161                 76,013
                                                                           ---------              ---------
Property and equipment, at cost:
 Oil and gas (successful efforts method)
   Proved properties....................................................     851,818                759,695
   Unproved properties..................................................      14,667                 12,369
 Other property and equipment...........................................       8,295                  6,231
                                                                           ---------              ---------
                                                                             874,780                778,295
 Accumulated depreciation, depletion and amortization...................    (350,591)              (309,622)
                                                                           ---------              ---------
                                                                             524,189                468,673
                                                                           ---------              ---------
Other assets:
 Gas imbalances receivable..............................................       5,702                  5,852
 Deferred income taxes..................................................      23,035                 17,140
 Debt issue cost........................................................       8,370                  9,905
 Other..................................................................         836                    867
                                                                           ---------              ---------
                                                                              37,943                 33,764
                                                                           ---------              ---------
      TOTAL ASSETS......................................................   $ 718,293              $ 578,450
                                                                           =========              =========



  The accompanying notes are an integral part of these consolidated financial statements.

                         UNITED MERIDIAN CORPORATION

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                          DECEMBER 31,
                                                --------------------------------
                                                     1996               1995
                                                -------------       ------------
        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.............................   $  80,593           $  58,137
 Advances from joint owners...................       5,575               8,238
 Interest payable.............................       3,800               4,494
 Accrued liabilities..........................       7,525               6,202
 Notes payable................................           -              10,639
 Current maturities of long-term debt.........         899               3,100
                                                 ---------           ---------
                                                    98,392              90,810
                                                 ---------           ---------
Long-term debt:
 Revolving loan...............................           -              61,049
 Cote d'Ivoire project loan...................           -              33,750
 10-3/8% senior subordinated notes............     150,000             150,000
 Other........................................       6,832                   -
                                                 ---------           ---------
                                                   156,832             244,799
                                                 ---------           ---------

Deferred credits and other liabilities:
 Deferred income taxes........................      20,797              18,499
 Gas imbalances payable.......................       3,994               6,377
 Other........................................       6,042               5,653
                                                 ---------           ---------
                                                    30,833              30,529
                                                 ---------           ---------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.01 par value,
   32,000,000 shares authorized,
   no shares issued and outstanding
   at December 31, 1996 and 1995..............           -                   -
 Series F preferred stock, $.01 par value,
   1,166,667 shares authorized, issued
   and outstanding at December 31, 1995.......           -                  12
 Common stock, $.01 par value,
   46,000,000 shares authorized,
   35,217,206 and 28,150,224 shares issued
   and outstanding at December 31, 1996
   and 1995, respectively.....................         352                 281
 Additional paid-in capital...................     540,661             336,469
 Foreign currency translation adjustment......      (4,257)             (4,057)
 Retained earnings (deficit)..................    (104,520)           (120,393)
                                                 ---------           ---------
                                                   432,236             212,312
                                                 ---------           ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY....................   $ 718,293           $ 578,450
                                                 =========           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                         SERIES F
                                     PREFERRED STOCK        COMMON STOCK       ADDITIONAL      FOREIGN        RETAINED
                                    -----------------     -----------------     PAID-IN        CURRENCY       EARNINGS
                                    SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL       ADJUSTMENT      (DEFICIT)     TOTAL
                                    ------     ------     ------     ------    ----------     ----------      ---------     -----
Balance, December 31, 1993..             -          -   22,558,562    $226     $ 231,372      $ (1,907)       $ (40,019)   $ 189,672
 Adjustment resulting
  from recording the
  acquisition of GARI in
  accordance with the
  purchase method...........                                                         (82)                                       (82)
 Foreign currency
  translation adjustment....                                                                    (2,092)                      (2,092)
 Exercise of common stock
  options...................                               144,375       1          1,404                                     1,405
 Issuance of stock as
  partial purchase in
  GARI merger...............                             5,018,944      50         63,474                                    63,524
 Net loss...................                                                                                    (80,989)    (80,989)
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1994..             -          -   27,721,881     277        296,168       (3,999)        (121,008)    171,438
 Foreign currency
  translation adjustment....                                                                       (58)                         (58)
 Preferred stock issuance
  - June 30.................       833,333       $  8                              24,992                                    25,000
  - July 24.................       333,334          4                               9,902                                     9,906
 Exercise of common stock
  options...................                               428,343       4          5,407                                     5,411
 Preferred stock dividends..                                                                                     (1,484)     (1,484)
 Net income.................                                                                                      2,099       2,099
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1995..     1,166,667         12   28,150,224     281        336,469       (4,057)        (120,393)    212,312
 Foreign currency
  translation adjustment....                                                                      (200)                        (200)
 Automatic conversion of
  Series F preferred to
  common stock..............    (1,166,667)       (12)   1,845,284      19             (7)                                        -
 Common stock offering......                             4,088,942      41        182,629                                   182,670
 Exercise of common stock
  options...................                               897,007       9         17,951                                    17,960
 Exercise of warrants.......                               235,749       2          3,619                                     3,621
 Preferred stock dividends..                                                                                     (1,531)     (1,531)
 Net income.................                                                                                     17,404      17,404
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1996..             -       $  -   35,217,206    $352     $  540,661     $ (4,257)       $(104,520)   $432,236
                                ====================================================================================================

 The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                1996              1995             1994
                                                                             ----------        ---------        ----------
Cash flows from operating activities:
 Net income (loss)...................................................        $  17,404         $   2,099         $ (80,989)
 Adjustments to reconcile net income (loss) to cash from
  operating activities:
   Exploration, including dry holes and impairments..................           40,325            15,682            16,187
   Depreciation, depletion and amortization..........................           84,979            53,942            50,727
   Impairment of proved oil and gas properties.......................                -             8,317            94,793
   Amortization of debt issue cost...................................            2,127             1,173               532
   Deferred income tax provision (benefit)...........................            5,231            (4,217)          (41,549)
   Gain on sale of assets............................................          (29,021)          (31,184)             (676)
                                                                             ---------         ---------         ---------
                                                                               121,045            45,812            39,025
   Changes in assets and liabilities:
    Decrease (increase) in receivables...............................          (22,868)           (9,618)            6,118
    Decrease (increase) in inventory.................................           (6,715)            1,773            (5,622)
    Increase (decrease) in payables and accrued liabilities..........           (1,495)            8,150                (7)
    Increase (decrease) in net gas imbalances........................           (2,233)              729              (408)
    Other............................................................           (4,300)             (840)            4,458
                                                                             ---------         ---------         ---------
      Net cash provided by operating activities......................           83,434            46,006            43,564
                                                                             ---------         ---------         ---------
Cash flows from investing activities:
 Exploration.........................................................          (64,191)          (32,914)          (21,169)
 Development.........................................................         (112,639)          (97,934)          (30,968)
 Acquisition of properties...........................................           (6,686)          (28,538)             (798)
 Additions to other property and equipment...........................           (2,385)           (1,441)             (419)
 Corporate acquisitions (net of cash acquired).......................                -                 -          (129,182)
 Net proceeds from the sale of assets................................           50,152            78,119             2,376
                                                                             ---------         ---------         ---------
     Net cash used in investing activities...........................         (135,749)          (82,708)         (180,160)

Cash flows from financing activities:
 Repayment of long-term debt.........................................         (274,831)         (337,033)          (90,299)
 Additions to total debt.............................................          176,932           345,298           237,784
 Debt issue cost.....................................................             (251)           (6,089)             (964)
 Net proceeds from issuance of preferred stock.......................                -            34,906                 -
 Net proceeds from common stock offering.............................          182,670                 -                 -
 Preferred stock dividends...........................................           (1,531)           (1,484)                -
 Proceeds from common stock options and warrants exercised...........           10,682             2,865             1,405
                                                                             ---------         ---------         ---------
     Net cash provided by financing activities.......................           93,671            38,463           147,926
                                                                             ---------         ---------         ---------
Net increase in cash and cash equivalents............................           41,356             1,761            11,330

Cash and cash equivalents at beginning of period.....................           13,586            11,825               495
                                                                             ---------         ---------         ---------
Cash and cash equivalents at end of period...........................        $  54,942         $  13,586         $  11,825
                                                                             =========         =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  ORGANIZATION

  The accompanying consolidated financial statements of United Meridian Corporation (UMC or the Company), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). The 1994 Statement of Income includes the results of operations of General Atlantic Resources, Inc. (GARI) beginning September 19, 1994. This consolidation reflects the Company's 51% ownership of GARI as of September 19, 1994 and 100% ownership as of November 15, 1994. See Note 4 below for additional information concerning acquisitions and dispositions.

  The Company is an independent energy company engaged in the acquisition, exploration, development and production of natural gas and crude oil across North America and in the West African oil and natural gas producing regions of Cote d'Ivoire and Equatorial Guinea.

  The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its majority-owned affiliates. All significant intercompany balances and transactions have been eliminated in consolidation.

  Certain reclassifications of amounts previously reported have been made to conform to current year presentation.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

INVENTORY

  UMC conducts a portion of its oil and gas activities with a small group of institutional and corporate investors. In connection therewith, the Company periodically acquires oil and gas properties with the intention of selling a portion of its interests to such investors. To the extent those properties are to be resold to investors, costs are carried as a current asset and classified as inventory. No gain or loss is recognized on inventoried properties. At December 31, 1996 and 1995, costs of properties to be resold included in inventory totaled $2,270,000 and $12,410,000, respectively. The remaining inventory consists of tubular goods and other equipment.

OIL AND GAS PROPERTIES

  The Company and its subsidiaries follow the successful efforts method of accounting for oil and gas producing activities. Under this method, all costs to acquire mineral interests in oil and gas properties, to acquire production sharing contracts with foreign governments, to drill and equip exploratory wells which find proved reserves and to drill and equip development wells are capitalized. Geological and geophysical costs, delay rentals and technical support costs are expensed as incurred except in those circumstances where the Company has a contractual right to recover such costs from proved reserves, in which case they are capitalized. Other internal costs related to oil and gas acquisitions, exploration and development activities are generally expensed as general and administrative, exploration or production expenses. The costs of drilling exploratory wells which do not find proved reserves are expensed upon determination that a well does not justify commercial development. The capitalized costs of producing oil and gas properties are depreciated and depleted by the units-of-production method based upon estimated proved reserves. Unproved oil and gas properties are periodically assessed for impairment of value and a loss is recognized as appropriate.

OTHER PROPERTY AND EQUIPMENT

  Other property consists primarily of furniture, office equipment, leasehold improvements and computers. The majority of these assets are depreciated on a straight-line basis with useful lives of three to seven years.

GAS IMBALANCES

  The Company follows the entitlements method of accounting for production imbalances. Under this method, the Company recognizes revenues based on its interest in production from a well. Imbalance payables are recorded at historical amounts and imbalance receivables are valued at the lower of (i) the price in effect at the time of production, (ii) the current market value or
(iii) the contract price net of selling expenses. Gas imbalances arise when a purchaser takes delivery of more or less gas volume from a well than UMC's actual interest in the production from that well. Such imbalances are reduced either by subsequent recoupment of over and under deliveries or by cash settlement, as required by applicable contracts. Under-deliveries are included in Other Assets and over-deliveries are included in Deferred Credits and Other Liabilities.

HEDGING

  UMC periodically enters into contracts in order to hedge against the volatility in oil and gas prices. The Company enters into such transactions for the purpose of insuring against a possible decline in the short-term (3 to 12 months) price of oil or natural gas. The contracts generally take the form of swaps or price collars, and are placed with major financial institutions. The results of such transactions are included as Oil or Gas Sales in the Consolidated Statement of Income as the related production volumes are sold.

  The Company may also enter into interest rate hedge contracts from time to time with major financial institutions. These transactions are made to protect against higher future interest costs on the Company's long-term debt. The results of interest rate hedges are included in Interest Expense on the Consolidated Statement of Income.

FEDERAL INCOME TAXES

  The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, under which deferred tax assets or liabilities are estimated at the financial statement date based upon
(i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) net operating loss and tax credit carryforwards for tax purposes.

EARNINGS PER SHARE

  Earnings per share have been computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period, increased by the effect of common stock equivalents from stock options and warrants, when dilutive. Fully-diluted earnings per share are not shown as the difference is either immaterial or antidulitive in all periods presented.

STATEMENT OF CASH FLOWS

  Cash flows from operating activities for 1996, 1995 and 1994, include cash payments for interest of $22,032,000, $14,642,000, and $8,042,000 and income taxes of $446,000, $553,000 and  $408,000, respectively.

FOREIGN CURRENCY TRANSLATION

  The financial position and results of operations attributable to the Company's Canadian operations are translated into U.S. currency in accordance with SFAS 52, Foreign Currency Translation. Accordingly, the assets and liabilities of the financial statements are translated using the currency exchange rate in effect at the balance sheet date while the revenues, expenses, gains and losses are translated using the exchange rate for the periods in which they occurred. The effect of such translations are reflected as adjustments to stockholders' equity as shown in the Statement of Changes in Stockholders' Equity in the Company's Consolidated Financial Statements.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 CHANGES IN METHOD OF ACCOUNTING FOR ASSESSING RECOVERABILITY OF PROVED OIL AND GAS PROPERTIES

  During 1995, the Financial Accounting Standards Board issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted the provisions of SFAS 121 and recorded a pre-tax impairment of $8,317,000 (after-tax effect: $5,125,000) during the fourth quarter of 1995. No such provision was required in 1996.

  Prior to its adoption of SFAS 121, the Company assessed recoverability of its proved properties by individual property groups having similar geological or operating characteristics utilizing estimates of undiscounted future net revenues attributable to proved reserves based on current prices. A precipitous decline in natural gas prices at year-end 1994 and continuing into 1995 required an adjustment to costs attributable to proved properties of $94,793,000 before tax (after-tax effect: $58,772,000).

NOTE 4  ACQUISITIONS AND DISPOSITIONS

  As part of its on-going operations, the Company continually sells producing and undeveloped reserves and related assets. Significant acquisitions and dispositions for the years ending December 31, 1996, 1995 and 1994 are shown below.

1996 TRANSACTIONS

  In 1995, the Company agreed to assign to Yukong Limited a portion of its interests in Blocks CI-01 and CI-02 in Cote d'Ivoire and Blocks B, C and D in Equatorial Guinea. Mobil subsequently exercised its preferential right to purchase the interest in Block B in lieu of the proposed assignment to Yukong Limited. Under the agreements, the Company received $40,135,000 in cash in 1996 and 1995, resulting in pre-tax gains of $15,774,000 and $18,278,000, respectively.

  In June 1996, UMC Resources Canada Ltd. (Resources), the Company's wholly-owned Canadian subsidiary, sold all of its interest in the Rocanville area in the province of Saskatchewan, effective May 1, 1996. Net proceeds from the sale were $6,722,000 and a pre-tax gain of $4,679,000 was recognized. Total proved reserves attributable to the interests sold were 728 MBOE at December 31, 1995.

  In September 1996, the Company executed an agreement with Shell to sell a 55% contract interest in Block CI-105 in Cote d'Ivoire. The sale resulted in the Company recognizing a pre-tax gain of $3,260,000 on cash proceeds of $3,260,000. An additional $900,000 was received relating to reimbursement of exploration expense previously incurred by the Company.

  In December 1996, the Company sold its interests in the Elk City and Arapaho fields. Net proceeds from the sale were $9,064,000 and a pre-tax gain of $3,607,000 was recognized.

  During 1996, the Company sold various other non-strategic North American properties for total proceeds of $13,029,000 resulting in pre-tax gains of $1,701,000.

1995 TRANSACTIONS

  In February 1995, UMC sold all of its interest in oil and gas properties in West Virginia, effective January 1, 1995. Net proceeds from the sale were $41,200,000 and a pre-tax gain of $7,000,000 was recognized. Total proved reserves at December 31, 1994 attributable to the sold properties were 10,286 MBOE.

  In March 1995, UMC sold all of its interest in the Main Pass 108 offshore Louisiana field effective February 1, 1995. Net proceeds from the sale were $6,900,000 with a recognized pre-tax gain of $4,700,000. Total proved reserves at December 31, 1994 associated with the Company's interest in Main Pass 108 were 351 MBOE.

  In October 1995, the Company and its institutional partners acquired certain oil and natural gas properties at a cost of $58,626,000 (approximately $21,300,000 net to the Company). The acquired interests relating to one of the institutional partners (in an additional amount of approximately $10,250,000) were included in inventory until January 1996, at which time the partner reimbursed UMC for its proportionate share of the acquisition, including carrying costs. A separate short-term facility was negotiated for the financing of this interest in the properties and was paid at closing in January 1996.

1994 TRANSACTIONS

  On November 15, 1994 the Company and its wholly-owned subsidiary, UMC Merger Corporation, a Delaware corporation, completed the acquisition of all outstanding common stock of GARI, 51% of which was purchased for cash and the remainder of which was acquired in exchange for the issuance of 5,018,944 shares of UMC common stock. The acquisition was accounted for under the purchase method and, as a result, the assets and liabilities of GARI were added to the Company's balance sheet as of September 19, 1994 at amounts that reflect the purchase price of 51% of GARI's equity. On November 15, 1994, the remainder of GARI's equity was acquired by exchange of stock and was recorded as additional basis in the assets acquired.

NOTE 5 DEBT

  Long-term debt consisted of the following at December 31, 1996 and 1995 (in thousands):


                                                     1996          1995
                                                 -----------    ----------

          Revolving loan........................   $      -      $ 61,049
          10-3/8% senior subordinated notes.....    150,000       150,000
          Cote d'Ivoire project loan............          -        35,000
          Unsecured notes.......................          -         1,850
          Other.................................      7,731             -
                                                   --------      --------
                                                    157,731       247,899
          Less:  current maturities.............       (899)       (3,100)
                                                   --------      --------
          Long-term debt........................   $156,832      $244,799
                                                   ========      ========

   Current maturities at December 31, 1996 include the annual amortization of the Other Long-Term Debt. The 10-3/8% Senior Subordinated Notes are due 2005. Maturities of long-term debt by calendar year are as follows (in thousands):

          1997..................................                 $    899
          1998..................................                      899
          1999..................................                      899
          2000..................................                      899
          2001..................................                      899
          Thereafter............................                  153,236
                                                                 --------
                                                                 $157,731
                                                                 ========

REVOLVING LOAN

  At the beginning of 1996 the Credit Facility provided a borrowing base amount of $190,000,000. On November 1, 1996, the borrowing base was increased to $200,000,000.

  The Credit Facility, which is with a group of commercial banks, currently consists of two parts: (i) a credit facility among UMC, certain of its subsidiaries and certain lenders (the U.S. Lenders) pursuant to which the U.S. Lenders agree to make a portion of the Revolving Loan (subject to Borrowing Base limitations) to UMC (Credit Facility) and (ii) a credit facility between UMC and certain lenders (the Canadian Lenders) pursuant to which the Canadian Lenders agree to make the remaining part of the Revolving Loan (subject to aggregate Borrowing Base limitations under the Credit Facility and a specific Canadian Borrowing Base sub-limit) to UMC (the Canadian Credit Facility). The amount of the Borrowing Base, which governs the aggregate Revolving Loan jointly under both the U.S. Credit Facility and the Canadian Credit Facility, and the sub-limit on the portion of the Revolving Loan that will be made by the Canadian Lenders, are both determined from time to time jointly by the U.S. Lenders and the Canadian Lenders. The Company recently received commitments to expand the Credit Facility to $300,000,000 with an initial borrowing base of $275,000,000. The new Credit Facility should be in place by the end of March 1997.

  The Revolving Loan has a term of seven years with amortization of the Borrowing Base to begin in 1997, unless extended or modified by the Company and the Lenders. At December 31, 1996, there were no outstanding borrowings.

  During 1996, 1995 and 1994, the Credit Facility provided the Company with various interest rate options based upon prime and LIBOR rates.

10-3/8% SENIOR SUBORDINATED NOTES

  On October 30, 1995, the Company closed a public offering of $150,000,000 of 10-3/8% Senior Subordinated Notes (Notes) due 2005 at an initial price of 99.5% of face value. Proceeds of $144,933,000 (after deducting underwriting discounts, commission and expenses of the offering) were used to reduce debt under the Revolving Loan. Interest is payable semiannually on April 15 and October 15 of each year, commencing April 15, 1996. The Notes are general unsecured senior obligations of the Company and are guaranteed by UMC Petroleum Corporation (Petroleum) but are subordinate to the Revolving Loan (see Note 19). The Notes are redeemable at the option of the Company, in whole or in part, at anytime after October 15, 2000 at certain premiums to face value.

COTE d'IVOIRE PROJECT LOAN

  In July 1995, a subsidiary of the Company entered into the Cote d'Ivoire Facility with the International Finance Corporation (IFC) in connection with the development of Block CI-11 offshore Cote d'Ivoire. As of December 31, 1995, $35,000,000 was outstanding under the Cote d'Ivoire Facility and was fully guaranteed by UMC and Petroleum. In November 1996, the Cote d'Ivoire Facility was purchased by the Company paying off the IFC in full with a portion of the proceeds of the November 1996 offering of common stock. As a result, in November 1996, unamortized debt issue costs of $607,000 were expensed.

UNSECURED NOTES

  Unsecured notes payable in the amount of $1,850,000 were outstanding at December 31, 1995. The notes were paid in full in August 1996.

OTHER LONG-TERM DEBT

  Havre Pipeline Company LLC, a limited liability corporation in which the Company had a 55% interest at December 31, 1996, has previously entered into a Credit Agreement which provided a Term Loan due September 30, 2005. The Company's proportionate share outstanding at December 31, 1996 is $7,731,000. Principal installments are due at the end of each quarter. Additional principal payments may be required under the Credit Agreement if operating cash flows of the limited liability corporation exceed predetermined levels.

OTHER DISCLOSURES

  During 1996, 1995 and 1994, $2,109,000, $1,049,000 and $321,000, respectively, of total interest incurred was capitalized.

  Effective January 18, 1994, UMC entered into five-year fixed LIBOR interest rate swap contracts that provide for fixed interest rates to be realized on notional amounts of $30,000,000 in 1994 and $45,000,000 from 1995 through 1998.
The agreement includes varying annual fixed interest rates ranging from 3.66% in 1994 to 6.40% in 1998, plus interest rate margins. Additionally, the Company entered into a two-year LIBOR interest rate cap contract on an additional notional amount of $45,000,000 for 1995 and 1996 at interest rate caps of 7.60% and 8.30%, respectively, plus interest rate margins. Due to the November 1996 pay-down of amounts outstanding under the Credit Facility, the Company did not have notional amounts of floating rate debt totalling $45,000,000 and therefore could no longer apply hedge accounting. As such, a loss of $254,000 was recorded as other expense in the 1996 Consolidated Statement of Income.

  The Company's actual average interest rate for 1996, 1995 and 1994 was 9.17%, 7.47%, and 5.95%, respectively. Additionally, a facility fee of 0.25% to 0.375% per annum on the unused portion of the Credit Facility is payable quarterly by UMC.

NOTE 6  CAPITAL STOCK

COMMON STOCK

  The authorized shares of Series A Voting Common Stock and Series B Nonvoting Common Stock at December 31, 1996, and December 31, 1995, were 45,000,000 and 1,000,000, respectively. Of the 1,000,000 shares of Series B stock authorized, none were outstanding at December 31, 1996 and 1995.

  On June 11, 1993, the Company issued warrants to purchase 250,004 shares of the Company's Common Stock in connection with the acquisition of KPX, Inc. The exercise price of the warrants was $15.36 per share for a three year term ending June 11, 1996. During 1996, proceeds of $3,621,000 for the exercise of warrants were received and 235,749 shares of common stock were issued. The remaining unexercised warrants expired in June 1996.

  In connection with the GARI merger discussed in Note 4, the Company issued 5,018,944 new shares of UMC Common Stock pursuant to an Agreement and Plan of Merger dated as of August 9, 1994 in exchange for the 4,562,662 remaining Common Shares of GARI (1.1 shares of UMC Common Stock were issued for each remaining share of GARI Common Stock). The value of this stock, based on UMC's closing price on November 15, 1994, was $63,524,000.

  On February 14, 1996, the Company granted one shareholder's right (Rights) for each share of Series A Voting Common Stock to holders of record at the close of business on February 29, 1996. The Rights will automatically become part of and trade with existing and future shares of UMC's Series A Voting Common Stock.
The Rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15% or more of UMC's voting stock, or if a party announces an offer to acquire 30% or more of UMC's voting stock. No separate right certificates will be issued until after these thresholds are met. The Rights will expire on February 28, 2006. Each Right will entitle the holder, other than the acquiring party, to purchase either United Meridian stock or shares in an "acquiring entity" at a 50% discount to the then current market value. The Company generally will be entitled to redeem the Rights at $0.01 per Right at any time until the tenth day following the acquisition of a 15% position in its voting stock.

  During November 1996, the Company completed a November 1996 offering of 4,088,942 shares of the Company's Series A Voting Common Stock and received $182,670,000 in proceeds after underwriting fees and offering expenses.

Series F CONVERTIBLE PREFERRED STOCK

  In June and July 1995, the Company sold an aggregate $35,000,000 of Series F Convertible Preferred Stock in a private placement to institutional investors. The Series F Convertible Preferred Stock had an 8.75% cumulative dividend, payable quarterly commencing on September 30, 1995. A total of 1,166,667 authorized shares were sold at $30 per share. On July 25, 1996, the Company converted $35,000,000 of Series F Convertible Preferred Stock to 1,845,000 shares of common stock in accordance with the automatic conversion terms of the original private offering. The conversion eliminates the 8.75% dividend on the preferred stock. Had the conversion of the Series F Convertible Preferred Stock occurred at January 1, 1996, the reported earnings per share would have been $0.54 for the year ended December 31, 1996.

NOTE 7  INCOME TAXES

  Under the provisions of SFAS 109 the components of the net deferred income tax assets and liabilities recognized in the Company's Consolidated Balance Sheet at December 31, 1996 and 1995, were as follows (in thousands):

                                                    1996                                      1995
                                  --------------------------------------   ----------------------------------------
                                  FEDERAL    FOREIGN    STATE    TOTAL     FEDERAL    FOREIGN     STATE     TOTAL
                                  --------  ---------  -------  --------  ---------  ----------  --------  --------
Deferred tax assets -
  Net operating loss
    carryforward................  $34,177   $ 13,115   $4,520   $51,812    $40,610    $  5,338   $ 3,713   $49,661
  Percentage depletion
    carryforward................    2,333          -      229     2,562      2,158           -       174     2,332
  Investment tax credit
    carryforward................    1,720          -        -     1,720      2,619           -         -     2,619
  Alternative minimum tax
    credit carryforward.........    3,662          -        -     3,662      3,276           -         -     3,276
  Deferred foreign tax
    credit carryforward.........    3,790          -        -     3,790      1,138           -         -     1,138
  Other.........................       50          -        4        54        891           -        51       942
  Valuation allowance...........   (3,551)         -     (151)   (3,702)    (4,257)          -       (79)   (4,336)
                                  -------   --------   ------   -------    -------    --------   -------   -------
                                   42,181     13,115    4,602    59,898     46,435       5,338     3,859    55,632
                                  -------   --------   ------   -------    -------    --------   -------   -------
Deferred tax liabilities -
  Excess of basis in oil
    and gas properties
    for financial reporting
    purposes over the tax
    basis.......................   15,551     33,912    4,042    53,505     24,382      22,715     4,723    51,820
  Other.........................    1,186          -      130     1,316      1,186           -       110     1,296
                                  -------   --------   ------   -------    -------    --------   -------   -------
                                   16,737     33,912    4,172    54,821     25,568      22,715     4,833    53,116
                                  -------   --------   ------   -------    -------    --------   -------   -------
Net deferred tax asset
  (liability)...................   25,444    (20,797)     430     5,077     20,867     (17,377)     (974)    2,516
Current portion of deferred
  tax assets classified as
  current asset.................    2,836          -        3     2,839      3,727           -       148     3,875
                                  -------   --------   ------   -------    -------    --------   -------   -------
Total non-current deferred tax
  asset (liability).............  $22,608   $(20,797)  $  427   $ 2,238    $17,140    $(17,377)  $(1,122)  $(1,359)
                                  =======   ========   ======   =======    =======    ========   =======   =======

  As of December 31, 1996 and 1995, the Company and its subsidiaries had U.S. federal net operating loss (NOL) carryforwards of approximately $98,000,000 and $116,000,000, respectively, and Equatorial Guinea NOL carryforwards of approximately $52,000,000 and $21,000,000, respectively. The Company's Canadian subsidiary also had $17,600,000 and $21,900,000 in Canadian Tax Pool carryforwards as of December 31, 1996 and 1995, respectively.

  The Company is subject to taxation under the laws of Cote d'Ivoire and Equatorial Guinea. Income taxes in these jurisdictions will be taken as a credit or deduction against the Company's United States tax liability.

  Management believes the Company will realize the benefit of all NOLs. The Company has recognized a deferred tax asset relating to these carryforwards. The U.S. federal NOLs expire as follows (in thousands):

          1997...................   $ 8,000
          1998...................     5,000
          1999...................     1,000
          2000...................    24,000
          2001...................    16,000
          2002...................     6,000
          2003...................     1,000
          2004...................    19,000
          Beyond 2004............    18,000
                                    -------
                                    $98,000
                                    =======

  For federal income tax purposes, certain limitations are imposed on an entity's ability to utilize its NOLs in future periods if a "change of control", as defined for federal income tax purposes, has taken place. In general terms, the limitation on utilization of NOLs and other tax attributes during any one year is determined by the value of an acquired entity at the date of the "change of control" multiplied by the then-existing long-term, tax-exempt interest rate. The manner of determining an acquired entity's "value" has not yet been addressed by the Internal Revenue Service. The Company has determined that, for federal income tax purposes, a "change of control" occurred in 1994 as a result of the stock purchases made by the Company's shareholders in 1994 and in previous years, and future utilization of NOLs will be limited in the manner described above. The use of NOLs acquired as a result of corporate acquisitions prior to 1994 were already subject to limitations computed at the time of each acquisition. While the effect of such limitations may be to defer the use of existing NOL carryforwards, the Company does not believe such limitations will impact the Company's ability to fully utilize the NOLs.

  As of December 31, 1996 and 1995, the Company and its subsidiaries had investment tax credit carryforwards of approximately $1,700,000 and $2,600,000, respectively. To the extent not utilized, these carryforwards will expire in the years 1997 through 2001. For purposes of computing the net deferred tax liability as of December 31, 1996 and 1995, none of these carryforwards were utilized.

  The components of the Income Tax Provision (Benefit) recognized in the Consolidated Statement of Income are as follows (in thousands):

                                            1996         1995         1994
                                          --------     --------     --------
  CURRENT TAXES-
    Federal ............................. $    455     $    340     $   (323)
    Foreign .............................       98         (370)         409
    State ...............................      232          362          (61)
                                          --------     --------     --------
                                               785          332           25
                                          --------     --------     --------
  DERERRED TAXES-
    Federal .............................    3,136       (2,762)     (38,251)
    Foreign .............................    3,496         (339)       1,157
    State ...............................   (1,401)      (1,116)      (4,455)
                                          --------     --------     --------
                                             5,231       (4,217)     (41,549)
                                          --------     --------     --------
  TOTAL INCOME TAX PROVISION (BENEFIT) .. $  6,016     $ (3,885)    $(41,524)
                                          ========     ========     ========

  The following is a reconciliation of the income tax provision (benefit) computed by applying the federal statutory income tax rate to net income (loss) before income taxes to the Income Tax Provision (Benefit) shown in the Consolidated Statement of Income (in thousands):


                                           1996          1995          1994
                                        ---------      --------      --------
  Income tax provision (benefit)
    computed at the federal
    statutory rate of 35% ............  $   8,197      $   (625)     $(42,880)
  State and local taxes (net of
    federal effect) ..................       (760)         (490)       (2,935)
  Tax effect of:
    Provision (benefit) for net
      book deductions not available
      for tax due to differences in
      book/tax basis .................      1,169          (927)        9,486
    Excess of taxes on foreign income
      over fedral statutory rate .....        291           165           381
    Benefit resulting from adjustments
      from estimate to actual in
      estimating taxable income ......     (2,139)         (181)       (6,227)
    Benefit of deferred foreign tax
      credit carryforward ............          -        (1,138)            -
    Alternative minimum tax credit
      carryforward provision
      (benefit) ......................       (193)         (321)          141
    Other ............................       (549)         (368)          510
                                        ---------      --------      --------
                                        $   6,016      $ (3,885)     $(41,524)
                                        =========      ========      ========

NOTE 8 EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

  At December 31, 1996, UMC had three non-qualified stock option plans:

                                         AUTHORIZED SHARES
                                         -----------------
         1987  Employee Plan .............  1,555,625
         1994  Employee Plan .............  2,850,000
         1994  Outside Directors Plan ....    250,000
                                            ---------
                                            4,655,625
                                            =========

  The two 1994 plans were approved by the shareholders of the Company on May 17, 1994. The 1994 Employee Plan was amended on November 15, 1994 and May 22, 1996 by the shareholders to increase authorized shares by 1,500,000 shares and 500,000 shares, respectively. The 1994 Outside Director's Plan was amended on May 22, 1996 by the shareholders to increase authorized shares by 100,000.

  The plans provide that directors, officers and key employees may be awarded options to purchase Common Stock of the Company at a price equal to the market value of UMC Common Stock on the award date. Options generally vest over a five-year period. The following table reflects summarized information about stock options outstanding at December 31, 1996:


                                  Options Outstanding                    Options Exercisable
                                  --------------------                -------------------------
                                      Weighted Avg
                       Number          Remaining        Weighted Avg    Number     Weighted Avg
Range of             Outstanding      Contractual         Exercise    Exercisable    Exercise
Exercise Price       at 12/31/96    Life (in years)        Price      at 12/31/96     Price
-------------------  -----------  --------------------  ------------  -----------  ------------

$2.75 to $6.64           331,247          4.3              $ 4.80         326,014     $ 4.77
$9.875 to $15.50       1,794,934          5.5               11.87       1,018,960      10.62
$16.75 to $23.875        387,000         10.2               23.36           2,500      17.88
$29.50 to $30.50          38,000         10.3               29.63               -          -
$44.125 to $47.50        257,000         10.8               44.19         125,000      44.13
                       ---------                                        ---------
                       2,808,181                                        1,472,474
                       =========                                        =========

  Options that had been granted by GARI to its directors, officers and employees that were outstanding on November 15, 1994 were converted to UMC stock options at the ratio of 1.1 UMC shares for each GARI share. Options that had vested under the GARI option plan were converted as vested options under the UMC plan. The total new option shares of UMC resulting from the GARI conversion were 1,427,940.

  A summary of actual options granted and exercised follows:


                                            1996         1995        1994
                                          --------     --------    --------
Option shares outstanding -
   Beginning of year                     3,148,612    3,185,065   1,647,500
   Granted                                 683,000      446,000   1,711,940
   Exercised                              (897,999)    (428,354)   (144,375)
   Canceled                               (125,432)     (54,099)    (30,000)
                                         ---------    ---------   ---------
   End of year                           2,808,181    3,148,612   3,185,065
                                         =========    =========   =========

Shares available for grant at
  end of year                              521,091      478,659     870,560

Shares exercisable at end of year        1,472,474    2,070,664   2,205,047

Average price of options exercised
  during the year                       $     7.88   $     6.69  $     9.96

Average exercise price of options
  outstanding at end of year            $    15.82   $    10.05  $     9.20

Weighted average fair value of
  options granted during the year       $    16.93   $     7.33           -

Weighted average exercise price for
  options granted during the year       $    31.64   $    13.47           -


  The Company accounts for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company's reported net income and earnings per share would have been adjusted to the following proforma amounts (in thousands, except per share amounts):


                                       FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------
                                         1996                    1995
                                       ---------               --------
  Net Income:           As Reported     $17,404                 $2,099
                        Pro Forma       $14,487                 $1,769

  Primary EPS:          As Reported     $  0.51                 $ 0.02
                        Pro Forma       $  0.43                 $ 0.01

  Fully Diluted EPS:    As Reported     $  0.50                 $ 0.02
                        Pro Forma       $  0.43                 $ 0.01


  Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that expected in future years. The fair value of each option granted since January 1, 1995 is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in 1996 and 1995, respectively; risk-free interest rates of 5.40% to 6.76% and 6.14% to 7.13%; expected dividend yields of 0% and 0%; expected lives of 6.5 years and 6.5 years; and, expected volatility of 39.34% to 43.14% and 44.70% to 45.53%.

SAVINGS PLAN

  The Company maintains a defined contribution savings plan for the benefit of its U.S. employees. Under the Plan, employees may contribute up to 16% of their base salary to a trust for investments (including UMC stock) selected by each participating employee. The Company makes a 75% matching contribution up to a maximum of 8% of each participant's qualified salary, resulting in a maximum Company contribution of 6% of salary as a result of an amendment to the Plan, effective January 1, 1994. The Plan was also amended to provide for the inclusion of total compensation paid during the year as qualified salary for purposes of making contributions and computing matching contributions.

  During 1996, 1995 and 1994, the Company made contributions to the Plan on behalf of all participants totaling $780,000, $696,000, and $434,000, respectively.

  Resources maintains a separate group savings plan for its employees. During 1996, 1995 and 1994, this subsidiary contributed $67,000, $63,000, and $62,000, respectively, to the Plan for the benefit of its employees.

NOTE 9  COMMITMENTS AND CONTINGENCIES

  The Company has entered into operating leases for office space and equipment for which $1,174,000, $1,547,000 and $1,399,000 in rental expense has been included in the accompanying financial statements for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rental payments required for the years ending December 31, 1997 through 2001 are $1,416,000, $1,411,000, $1,391,000, $1,148,000 and $1,166,000, respectively.

  Resources has an agreement with Nova Corporation, a natural gas pipeline company, to transport specified quantities of natural gas. Future minimum transportation expense payments required for years ending December 31, 1997 and 1998 are $314,000 and $166,000, respectively.

  The Company has entered into agreements for transportation of natural gas across Canada for sales to the Great Lakes region for up to 35 MMCFD expiring at various dates through 2002 and has applied for an additional 8 MMCFD of ten year firm transport capacity beginning in November 1997. Future minimum transportation expense payments required are $5,296,000 and $5,930,000 per annum for years ending December 31, 1997 and 1998, respectively.

NOTE 10  OIL AND GAS PROPERTY COSTS

          Capitalized costs at December 31, 1996 and 1995 relating to the Company's oil and gas activities are shown below (in thousands):

                                                          EQUATORIAL
                                                            GUINEA
                              UNITED              COTE    AND OTHER
                              STATES   CANADA   d'IVOIRE   FOREIGN     TOTAL
                             --------  -------  --------  ----------  --------
AS OF DECEMBER 31, 1996
Proved properties..........  $590,879  $92,545   $72,590     $95,804  $851,818
Unproved oil and gas
 interests.................    12,656       50     1,072         889    14,667
                             --------  -------   -------     -------  --------
  Total capitalized costs..   603,535   92,595    73,662      96,693   866,485
Less: Accumulated
 depreciation,
  depletion and
   amortization............   309,401   25,792     7,006       2,884   345,083
                             --------  -------   -------     -------  --------
  Net capitalized costs....  $294,134  $66,803   $66,656     $93,809  $521,402
                             ========  =======   =======     =======  ========
AS OF DECEMBER 31, 1995
Proved properties..........  $581,566  $96,198   $55,743     $26,188  $759,695
Unproved oil and gas
 interests.................    10,815       50     1,072         432    12,369
                             --------  -------   -------     -------  --------
  Total                       592,381   96,248    56,815      26,620   772,064

Less: Accumulated
 depreciation,
  depletion and
   amortization............   280,834   22,858     1,384           -   305,076
                             --------  -------   -------     -------  --------
  Net capitalized costs....  $311,547  $73,390   $55,431     $26,620  $466,988
                             ========  =======   =======     =======  ========


   Costs incurred during 1996, 1995 and 1994 in the Company's oil and gas activities were as follows (in thousands):

                                                                  EQUATORIAL
                                                                    GUINEA
                                 UNITED                  COTE      AND OTHER
                                 STATES    CANADA      d'IVOIRE     FOREIGN   TOTAL
                                 --------  -------     --------   ---------  --------
YEAR ENDED DECEMBER 31, 1996
 Property acquisition costs:
  Proved.......................  $  6,239  $   447      $     -     $     -  $  6,686
  Unproved.....................     4,277      865            -         457     5,599
 Exploration costs.............    28,943    2,370        9,219      30,882    71,414
 Development costs.............    36,057    4,572        9,369      56,707   106,705
                                 --------  -------      -------     -------  --------
  Total costs incurred.........  $ 75,516  $ 8,254      $18,588     $88,046  $190,404
                                 ========  =======      =======     =======  ========
YEAR ENDED DECEMBER 31, 1995
 Property acquisition costs:
  Proved.......................  $ 24,819  $   376      $     -     $     -  $ 25,195
  Unproved.....................     3,032      311            -           -     3,343
 Exploration costs.............    21,561    1,599        2,912      11,948    38,020
 Development costs.............    31,252    2,519       42,900      19,798    96,469
                                 --------  -------      -------     -------  --------
  Total costs incurred.........  $ 80,664  $ 4,805      $45,812     $31,746  $163,027
                                 ========  =======      =======     =======  ========
YEAR ENDED DECEMBER 31, 1994
 Property acquisition costs:
  Proved.......................  $    131  $   667      $     -     $     -  $    798
  Unproved.....................     1,966      118            -           -     2,084
 Corporate acquisition costs:
  Purchase price...............   184,425   20,520            -           -   204,945
  Deferred taxes...............    31,784    3,224            -           -    35,008
 Exploration costs.............    10,424    2,369          899       3,522    17,214
 Development costs.............    18,898    5,014        7,598           -    31,510
                                 --------  -------      -------     -------  --------
  Total costs incurred.........  $247,628  $31,912      $ 8,497     $ 3,522  $291,559
                                 ========  =======      =======     =======  ========

NOTE 11  RELATED PARTY TRANSACTIONS

  UMC currently conducts a portion of its oil and gas activities in conjunction with a group of institutional and corporate investors that participate in UMC's acquisition, development and exploration programs, and provide the Company with certain carried interests and management fees. Management fee income of $1,826,000 and $1,286,000, related to the year ended December 31, 1996 and 1995, respectively, is included in the Consolidated Statement of Income.

  UMC is participating with Aspect Resources Limited-Liability Company (Aspect), a company controlled by a former director of UMC, as co-venturers in the generation of certain oil and gas exploration prospects. The activities regarding this venture in 1994 and 1995 were negligible. UMC and Aspect are also each 40% owners of Energy Arrow Exploration L.L.C. (Arrow), whose purpose is also the generation of oil and gas exploration prospects. UMC and Aspect each reimburse Arrow for a portion of its monthly general and administrative expenses and prospect acquisition costs. In 1994, UMC paid Arrow $75,000 for general and administrative costs and $226,000 for prospect acquisition costs. Total payments to Arrow in 1996 and 1995 were $5,309,000 and $2,477,000, respectively,
most of which related to lease acquisitions, seismic and drilling costs.   In
July 1996, UMC was named Manager of Arrow and assumed responsibilities for its operations.

  In late 1995, UMC executed separate farm-out agreements with Aspect and MB Exploration LLC (MB) (a 20% owner of Arrow) whereby UMC acquired additional 10% and 5% working interests from Aspect and MB, respectively, in two outside-operated wells. During 1996, one of the wells was completed and the other was plugged and abandoned.

A substitute well is being drilled by another operator and if that well is completed, Aspect and MB will revert to a 5% and 2.5% working interest, respectively, in the replacement well.

  UMC also conducts joint interest operations with Brigham Oil & Gas LP (Brigham), a partnership owned in part by General Atlantic Partners LLC for which Steven Denning, a director of UMC, acts as Executive Managing Member. Total payments to Brigham for the operation of jointly owned properties operated by Brigham during 1996, 1995 and 1994 were $430,000, $75,000, and $1,240,000, respectively. UMC billings to Brigham for the operation of jointly owned properties operated by UMC during 1996, 1995 and 1994 were $286,000, $596,000, and $930,000, respectively. UMC's receivable from Brigham was $397,000 and payables to Brigham were less than $100,000 at December 31, 1996. At December 31, 1995, the Company's receivables and payables from/to Brigham were each less than $100,000.

  In 1996, UMC executed agreements with Xpronet regarding a co-venture in Pakistan and possible other international exploration opportunities. Xpronet is controlled by Ralph Bailey and Khalid Alireza, former directors of UMC. Also, in 1996, UMC executed an agreement with Xenel Industries regarding a co-venture in Bangladesh and possible other international exploration opportunities. Xenel Industries is controlled by Mr. Alireza.

  All transactions with the aforementioned entities are under normal industry terms and conditions.

NOTE 12  LITIGATION

  The Company is a named defendant in lawsuits and is a party in governmental proceedings from time to time arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

NOTE 13  MAJOR CUSTOMERS

  The Company markets its oil and gas production to numerous purchasers under a combination of short and long-term contracts. During 1996, 1995 and 1994, Northern Natural Gas Company, a subsidiary of Enron Corporation, accounted for 0.9%, 9.0%, and 10.7%, respectively, of oil and gas revenues of the Company. In addition, during 1996, Mobil Sales and Supply Corporation and H&N Gas Limited, Inc. accounted for 10.4% and 15.5%, respectively, of the Company's oil and gas revenues. Sales to H&N Gas Limited, Inc. are backed by an irrevocable standby letter of credit. The Company had no other purchasers that accounted for greater than 10.0% of its oil and gas revenues. The Company believes that the loss of any single customer would not have a material adverse effect on the results of operations of the Company.

NOTE 14  GAS CONTRACT SETTLEMENTS

  From time to time, the Company has had disagreements with certain purchasers of the Company's natural gas production concerning the contractual obligations of such purchasers to take specified quantities of gas at contract prices. In order to resolve such disagreements, the Company has entered into gas contract settlements, wherein, for a nonrefundable cash payment, the Company has released the purchaser from its contractual obligations and, in some cases, the contract itself. During 1996, 1995 and 1994, contract settlements of $266,000, $1,872,000, and $1,981,000, respectively, were included in revenues.

NOTE 15  CREDIT RISK AND PRICE PROTECTION AGREEMENTS

TRADE RECEIVABLES AND PAYABLES

  Substantially all of the Company's accounts receivable at December 31, 1996, result from oil and gas sales and joint interest billings to other companies in the oil and gas industry and institutional partners. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. Credit losses incurred by the Company on receivables generally have not been significant in prior years.

OIL AND GAS MARKET HEDGE

  The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate this risk, the Company has, from time to time, entered into crude oil and natural gas price hedging contracts to reduce its exposure to price reductions on its production. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged a portion of its natural gas and oil production in 1996, 1995 and 1994, the results of which were included in natural gas or oil revenues.

  At December 31, 1996, the Company had oil collar contracts on 200,000 barrels of oil per month for January 1997 through June 1997, with a "floor" price of $21.00 and an average "cap" price of $24.69. If the index price is between the floor and cap, UMC and third parties owe nothing and if the index price is below the floor, UMC receives the difference. If the index price is higher than the cap, UMC pays the difference. UMC's current hedging agreements are settled on a monthly basis. All of UMC's current contracts specify the third-party index to be the New York Mercantile Exchange (NYMEX) futures contract prices for the applicable commodity, matching the appropriate basis risk. There was no deferred hedge gain or loss for crude oil at year end 1996.

INTEREST RATE MARKET HEDGE

  UMC has interest rate hedge contracts currently outstanding. The hedge transactions have been entered into with major financial institutions, minimizing credit risk associated with these agreements. See Note 5 for further discussion of these contracts.

NOTE 16  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, long-term debt, interest rate hedging agreements and natural gas and crude oil hedging agreements. As of December 31, 1996 and 1995, the fair market values of the Company's financial instruments are shown below:

  CASH, TRADE RECEIVABLES AND PAYABLES:   The carrying amount approximates fair
market value due to the highly liquid nature of these short-term instruments.

  LONG-TERM DEBT: As of December 31, 1996, the carrying amount of the Notes was $150,000,000 and the fair value was $163,875,000. The fair value was estimated based on the market price of the publicly traded Notes. As of December 31, 1995, the carrying amount of the Company's long-term debt approximates fair value due to (i) the nature of UMC's Senior Revolver Credit Facility, whereby the interest rates offered by the member banks are floating rates which reflect market rate and (ii) the Notes issuance on October 30, 1995.

  INTEREST RATE HEDGING AGREEMENTS:   The fair market value of the interest rate
swap contracts at December 31, 1996 and 1995 was ($254,000) and ($838,000), respectively. The fair market value at December 31, 1996 and 1995 was determined by the institutional holders of the hedges.

  NATURAL GAS AND CRUDE OIL HEDGING AGREEMENTS:   The fair market value of the
natural gas and crude oil swap contracts at December 31, 1996 and 1995 approximate ($942,000) and ($305,000), respectively, as determined by the institutional holders of the hedges.

NOTE 17  GEOGRAPHIC DATA

  UMC is an independent oil and gas company engaged in the acquisition, development and exploration of oil and natural gas properties. Information about the Company's operations by geographic area for the years ended December 31, 1996, 1995, and 1994 is as follows (in thousands):

                                                                                EQUATORIAL
                                                                                  GUINEA
                                    UNITED                                      AND OTHER
                                    STATES         CANADA     COTE d'IVOIRE    INTERNATIONAL        TOTAL
                                   ----------     --------    -------------    -------------     ----------
YEAR ENDED DECEMBER 31, 1996
 Revenues.....................      $ 150,248     $ 23,011       $ 25,940          $37,205        $ 236,404
 Depreciation, depletion
   and amortization...........      $  66,832     $  9,482       $  5,689          $ 2,976        $  84,979
 Operating profit.............      $  14,516     $  4,318       $ 13,243          $14,998        $  47,075
 Capital expenditures.........      $  75,516     $  8,254       $ 18,588          $88,046        $ 190,404
 Identifiable assets..........      $ 586,410     $ 65,167       $ 21,279          $45,437        $ 718,293

YEAR ENDED DECEMBER 31, 1995
 Revenues.....................      $ 107,112     $ 16,922       $  7,106          $15,901        $ 147,041
 Depreciation, depletion
  and amortization............      $  44,265     $  8,208       $  1,420          $    49        $  53,942
 Impairment of proved oil
  and gas properties..........      $   8,317            -              -                -        $   8,317
 Operating profit (loss)......      $   2,269     $   (125)      $    502          $13,138        $  15,784
 Capital expenditures.........      $  80,664     $  4,805       $ 45,812          $31,746        $ 163,027
 Identifiable assets..........      $ 392,490     $ 80,151       $ 77,875          $27,934        $ 578,450

YEAR ENDED DECEMBER 31, 1994
 Revenues.....................      $  81,339     $ 16,478              -                -        $  97,817
 Depreciation, depletion
  and amortization............      $  44,759     $  5,968              -                -        $  50,727
 Impairment of proved oil
  and gas properties..........      $  94,793            -              -                -        $  94,793
 Operating loss...............      $(110,895)    $ (2,437)             -                -        $(113,332)
 Capital expenditures/(1)/....      $ 216,262     $ 28,689       $  8,497          $ 3,522        $ 256,970
 Identifiable assets..........      $ 401,421     $ 85,407       $ 23,020          $ 1,366        $ 511,214
----------------

/(1)/ Total includes Corporate Acquisitions of $204,945.

NOTE 18  DISCLOSURES OF OIL AND GAS OPERATIONS (UNAUDITED)

PROVED RESERVES

  Substantially all reserve estimates presented herein were prepared by either Ryder Scott Company, Netherland, Sewell & Associates, Inc., or McDaniel & Associates Consultants Ltd., independent petroleum engineers. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities, and in projecting future production rates and the timing of future development expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available.

  Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

  Information presented for the Company's international locations relates to contract interests held in multiple production sharing contracts between the Company, its joint venture partners and the governments of Cote d'Ivoire and Equatorial Guinea. The Company has no ownership interest in the oil and gas reserves but does have the right to share revenues and/or production and is entitled to recover most field and other operating costs. The reserve estimates are subject to revision as prices fluctuate due to the cost recovery feature under the production sharing contract.

  Net quantities of proved reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas, as well as the changes in proved reserves during the periods indicated, are set forth in the tables below:

                                                                                IN THOUSANDS
                                                  ---------------------------------------------------------------------------
                                                     UNITED                         COTE           EQUATORIAL
                                                     STATES         CANADA         d'IVOIRE          GUINEA          TOTAL
                                                  -----------    -----------    -------------   ---------------   -----------
NATURAL GAS (MCF)
PROVED:
 December 31, 1993..............................    276,791         64,052                -                 -      340,843
  Revisions of previous estimates...............       (463)        (6,310)               -                 -       (6,773)
  Extensions, discoveries and other additions...     16,956             76           32,612                 -       49,644
  Purchases.....................................     84,409         14,508                -                 -       98,917
  Sales of reserves-in-place....................     (3,546)           (4)                -                 -       (3,550)
  Production....................................    (35,182)        (4,487)               -                 -      (39,669)
                                                  ---------      ---------        ---------         ---------    ---------
 December 31, 1994..............................    338,965         67,835           32,612                 -      439,412
  Revisions of previous estimates...............      4,655         (1,060)           5,746                 -        9,341
  Extensions, discoveries and other additions...     35,558          2,060           58,290                 -       95,908
  Purchases.....................................     21,839              -                -                 -       21,839
  Sales of reserves-in-place....................    (68,113)        (1,014)         (13,995)                -      (83,122)
  Production....................................    (38,878)        (5,383)            (192)                -      (44,453)
                                                  ---------      ---------        ---------         ---------    ---------
 December 31, 1995..............................    294,026         62,438           82,461                 -      438,925
  Revisions of previous estimates...............     19,705         (3,764)           7,848                 -       23,789
  Extensions, discoveries and other additions...     22,900          8,567            2,488                 -       33,955
  Purchases.....................................     17,869            894                -                 -       18,763
  Sales of reserves-in-place....................     (9,249)           (15)               -                 -       (9,264)
  Production....................................    (47,719)        (5,339)          (2,387)                -      (55,445)
                                                  ---------      ---------        ---------         ---------    ---------
 December 31, 1996..............................    297,532         62,781           90,410                 -      450,723
                                                  =========      =========        =========         =========    =========
PROVED DEVELOPED:
 December 31, 1994..............................    256,348         66,997                -                 -      323,345
                                                  =========      =========        =========         =========    =========
 December 31, 1995..............................    245,860         62,438           21,722                 -      330,020
                                                  =========      =========        =========         =========    =========
 December 31, 1996..............................    245,847         62,781           21,433                 -      330,061
                                                  =========      =========        =========         =========    =========


                                                                                   IN THOUSANDS
                                                         -----------------------------------------------------------------

                                                            UNITED                     COTE       EQUATORIAL
                                                            STATES       CANADA      d'IVOIRE       GUINEA        TOTAL
                                                         ----------  ------------  ------------  -------------  ----------
CRUDE OIL (BBLS)
PROVED:
 December 31, 1993..................................         5,037        5,535             -              -      10,572
  Revisions of previous estimates...................           609         (712)            -              -        (103)
  Extensions, discoveries and other additions.......           262          391         4,626              -       5,279
  Purchases.........................................         8,455          980             -              -       9,435
  Sales of reserves-in-place........................          (725)         (13)            -              -        (738)
  Production........................................        (1,160)        (618)            -              -      (1,778)
                                                         ---------    ---------     ---------      ---------   ---------
 December 31, 1994..................................        12,478        5,563         4,626              -      22,667
  Revisions of previous estimates...................         1,099         (201)        1,905              -       2,803
  Extensions, discoveries and other additions.......           801          151         1,440          5,258       7,650
  Purchases.........................................         4,757            -             -              -       4,757
  Sales of reserves-in-place........................          (762)         (82)         (332)        (1,502)     (2,678)
  Production........................................        (1,826)        (649)         (285)             -      (2,760)
                                                         ---------    ---------     ---------      ---------   ---------
 December 31, 1995..................................        16,547        4,782         7,354          3,756      32,439
  Revisions of previous estimates...................         2,805         (297)       (2,538)         1,564       1,534
  Extensions, discoveries and other additions.......           101          530           228         15,587      16,446
  Purchases.........................................           100            4             -              -         104
  Sales of reserves-in-place........................          (590)      (1,009)            -              -      (1,599)
  Production........................................        (2,022)        (511)         (894)          (967)     (4,394)
                                                         ---------    ---------     ---------      ---------   ---------
 December 31, 1996..................................        16,941        3,499         4,150         19,940      44,530
                                                         =========    =========     =========      =========   =========
PROVED DEVELOPED:
 December 31, 1994..................................        11,109        5,531             -              -      16,640
                                                         =========    =========     =========      =========   =========
 December 31, 1995..................................        14,967        4,735         3,302              -      23,004
                                                         =========    =========     =========      =========   =========
 December 31, 1996..................................        14,801        3,499         1,926          4,353      24,579
                                                         =========    =========     =========      =========   =========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

  The following table sets forth the standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. Gas prices were escalated only where existing contracts contained fixed and determinable escalation clauses. Contractually provided gas prices in excess of estimated market clearing prices were used in computing the future cash inflows only if the Company expects to continue to receive higher prices under legally enforceable contract terms. Future prices actually received may differ from the estimates in the standardized measure.

  Future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties. In addition, the effects of statutory depletion in excess of tax basis, available net operating loss carryforwards and investment tax credit carryforwards were used in computing future income tax expense. The resulting annual net cash inflows were then discounted using a 10% annual rate.

                                                                                  IN THOUSANDS
                                           -----------------------------------------------------------------------------------------
                                             UNITED                              COTE              EQUATORIAL
                                             STATES              CANADA         d'IVOIRE            GUINEA             TOTAL/(2)(3)/
                                           -----------        ------------    -----------         -----------          ------------
AT DECEMBER 31, 1996
 Future cash inflows.....................  $1,445,872           $206,041        $305,988           $450,785             $2,408,686
                                           ----------           --------        --------           --------             ----------
 Future production costs.................     379,096             55,993          53,927            102,275                591,291
 Future development costs................      53,067              4,501          74,957            152,780                285,305
 Future income taxes.....................     221,053             44,263          45,833             49,782                360,931
                                           ----------           --------        --------           --------             ----------
  Total future costs.....................     653,216            104,757         174,717            304,837              1,237,527
                                           ----------           --------        --------           --------             ----------
 Future net cash inflows.................     792,656            101,284         131,271            145,948              1,171,159
 Discount at 10% per annum...............    (253,431)           (42,431)        (40,465)           (40,810)              (377,137)
                                           ----------           --------        --------           --------             ----------
 Standardized measure of discounted
  future net cash flows..................  $  539,225           $ 58,853        $ 90,806           $105,138             $  794,022
                                           ==========           ========        ========           ========             ==========
AT DECEMBER 31, 1995
 Future cash inflows.....................  $  821,122           $157,548        $317,580           $ 65,789             $1,362,039
                                           ----------           --------        --------           --------             ----------
 Future production costs.................     268,790             65,859          59,307             26,625                420,581
 Future development costs................      35,782              5,337         103,538             16,250                160,907
 Future income taxes.....................      50,573             19,448          37,232              7,562                114,815
                                           ----------           --------        --------           --------             ----------
  Total future costs.....................     355,145             90,644         200,077             50,437                696,303
                                           ----------           --------        --------           --------             ----------
 Future net cash inflows.................     465,977             66,904         117,503             15,352                665,736
 Discount at 10% per annum...............    (133,051)           (24,011)        (43,215)            (1,458)              (201,735)
                                           ----------           --------        --------           --------             ----------
 Standardized measure of discounted
  future net cash flows..................  $  332,926           $ 42,893        $ 74,288           $ 13,894             $  464,001
                                           ==========           ========        ========           ========             ==========
AT DECEMBER 31, 1994/(1)/
 Future cash inflows.....................  $  727,738           $167,486        $128,401           $      -             $1,023,625
                                           ----------           --------        --------           --------             ----------
 Future production costs.................     259,826             73,670          19,070                  -                352,566
 Future development costs................      68,739              5,641          56,131                  -                130,511
 Future income taxes.....................      16,656             18,692          16,203                  -                 51,551
                                           ----------           --------        --------           --------             ----------
  Total future costs.....................     345,221             98,003          91,404                  -                534,628
                                           ----------           --------        --------           --------             ----------
 Future net cash inflows.................     382,517             69,483          36,997                  -                488,997
 Discount at 10% per annum...............    (142,214)           (24,872)        (18,601)                 -               (185,687)
                                           ----------           --------        --------           --------             ----------
 Standardized measure of discounted
  future net cash flows..................  $  240,303           $ 44,611        $ 18,396           $      -             $  303,310
                                           ==========           ========        ========           ========             ==========

--------------
/(1)/ Included in the United States and Total columns at December 31, 1994 are future net cash inflows of $132,297,000, future production costs of $43,522,000 and future development costs of $15,241,000, from Appalachia properties which were sold in February 1995.
/(2)/ Total future net cash flows before income taxes are $1,532,090,000, $780,551,000 and $540,548,000 as of December 31, 1996, 1995 and 1994,
      respectively.
/(3)/ Total future net cash flows before income taxes discounted at 10% per annum are $966,895,000, $505,153,000 and $318,416,000 as of
      December 31, 1996, 1995 and 1994, respectively.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

  The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                                             1996        1995        1994
                                                          ----------  ----------  ---------

Beginning balance.......................................  $ 464,001    $303,310   $ 300,550
                                                          ---------    --------   ---------
Revisions to reserves proved in prior years -
  Net changes in prices and production costs............    304,349      58,564    (115,800)
  Net changes due to revisions in quantity estimates....     53,235      24,357      (2,818)
  Net changes in estimated future development costs.....      9,245      59,821        (705)
  Accretion of discount.................................     50,495      32,247      32,357
  Changes in production rates (timing) and other........    (40,147)    (10,462)     (8,145)
                                                          ---------    --------   ---------
      Total revisions...................................    377,177     164,527     (95,111)

New field discoveries and extensions, net of future
  production and development costs......................    222,271      93,643      39,874
Purchases of reserves in-place..........................     29,871      38,631     112,508
Sale of reserves in-place...............................    (13,560)    (46,410)     (5,458)
Sales of oil and gas produced, net of production costs..   (155,231)    (69,918)    (56,966)
Net change in income taxes..............................   (130,507)    (19,782)      7,913
                                                          ---------    --------   ---------
  Net change in standardized measure of discounted
    future net cash flows...............................    330,021     160,691       2,760
                                                          ---------    --------   ---------
Ending balance..........................................  $ 794,022    $464,001   $ 303,310
                                                          =========    ========   =========


SUPPLEMENTAL OIL AND GAS DISCLOSURES

  The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities (in thousands). UMC has no long-term supply or purchase agreements with governments or authorities in which it acts as producer.

                                                                               1996                1995              1994
                                                                               ----                ----              ----
UNITED STATES
 Oil and gas revenues....................................................    $144,804             $ 91,541          $ 77,981
                                                                             --------             --------          --------
 Operating costs:
  Production cost........................................................      36,990               34,028            31,722
  Exploration, including dry holes and leasehold impairments.............      21,112               10,852             8,870
  Depreciation, depletion and amortization...............................      66,832               44,265            44,759
  Impairment of oil and gas property.....................................           -                8,317            94,793
  Income tax provision (benefit).........................................       7,551               (2,250)          (38,822)
                                                                             --------             --------          --------
                                                                              132,485               95,212           141,322
                                                                             --------             --------          --------
  Results of operations..................................................    $ 12,319             $ (3,671)         $(63,341)
                                                                             ========             ========          ========

COTE d'IVOIRE
 Oil and gas revenues....................................................    $ 22,680             $  4,729          $      -
                                                                             --------             --------          --------
 Operating costs:
  Production cost........................................................       5,370                3,388                 -
  Exploration, including dry holes and leasehold impairments.............       1,638                  900               939
  Depreciation, depletion and amortization...............................       5,689                1,469                 -
  Income tax provision (benefit).........................................       3,794                 (391)             (357)
                                                                             --------             --------          --------
                                                                               16,491                5,366               582
                                                                             --------             --------          --------
  Results of operations..................................................    $  6,189             $   (637)         $   (582)
                                                                             ========             ========          ========

EQUATORIAL GUINEA AND OTHER FOREIGN
 Oil and gas revenues....................................................    $ 21,430             $      -          $      -
                                                                             --------             --------          --------
 Operating costs:
  Production cost........................................................       3,738                    -                 -
  Exploration, including dry holes and leasehold impairments.............      15,492                2,681             3,228
  Depreciation, depletion and amortization...............................       2,976                    -                 -
  Income tax benefit.....................................................        (295)              (1,018)           (1,226)
                                                                             --------             --------          --------
                                                                               21,911                1,663             2,002
                                                                             --------             --------          --------
  Results of operations..................................................    $   (481)            $ (1,663)         $ (2,002)
                                                                             ========             ========          ========

CANADA
 Oil and gas revenues....................................................    $ 17,615             $ 17,080          $ 16,457
                                                                             --------             --------          --------
 Operating costs:
  Production cost........................................................       5,200                5,475             5,216
  Exploration, including dry holes and leasehold impairments.............       2,083                1,249             3,150
  Depreciation, depletion and amortization...............................       9,482                8,208             5,968
  Income tax provision...................................................         323                  816               807
                                                                             --------             --------          --------
                                                                               17,088               15,748            15,141
                                                                             --------             --------          --------
  Results of operations..................................................    $    527             $  1,332          $  1,316
                                                                             ========             ========          ========

TOTAL
 Oil and gas revenues....................................................    $206,529             $113,350          $ 94,438
                                                                             --------             --------          --------
 Operating costs:
  Production cost........................................................      51,298               42,891            36,938
  Exploration, including dry holes and leasehold impairments.............      40,325               15,682            16,187
  Depreciation, depletion and amortization...............................      84,979               53,942            50,727
  Impairment of oil and gas property.....................................           -                8,317            94,793
  Income tax provision (benefit).........................................      11,373               (2,843)          (39,598)
                                                                             --------             --------          --------
                                                                              187,975              117,989           159,047
                                                                             --------             --------          --------
  Results of operations..................................................    $ 18,554             $ (4,639)         $(64,609)
                                                                             ========             ========          ========

NOTE 19  SUPPLEMENTAL GUARANTOR INFORMATION

  In connection with the sale by United Meridian Corporation of the Notes, Petroleum, the Company's only direct subsidiary, has unconditionally guaranteed the full and prompt performance of the Company's obligations under the Notes and related indenture, including the payment of principal, premium (if any) and interest. Other than intercompany arrangements and transactions, the consolidated financial statements of Petroleum are equivalent in all material respects to those of the Company and therefore the separate consolidated financial statements of Petroleum are not material to investors and have not been included herein. However, in an effort to provide meaningful financial data relating to the guarantor (i.e., Petroleum on an unconsolidated basis) of the Notes, the following condensed consolidating financial information has been provided following the policies set forth below:

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the years ended December 31, 1996, 1995 and 1994
(In thousands)

                                                                                 Unconsolidated
                                                                  ---------------------------------------------
                                                                                 Guarantor        Non-Guarantor       Consolidated
                                                                      UMC        Subsidiary       Subsidiaries            UMC
                                                                  ----------  ---------------   ----------------     --------------

1996
----
Revenues...................................................        $     -       $ 149,917          $ 86,487            $ 236,404
                                                                   -------       ---------          --------            ---------
Costs and expenses:
 Production costs..........................................              -          36,932            14,366               51,298
 General and administrative................................            180          10,554             1,993               12,727
 Exploration, including dry holes and impairments..........              -          21,107            19,218               40,325
 Depreciation, depletion and amortization..................              -          66,744            18,235               84,979
                                                                   -------       ---------          --------            ---------
Income (loss) from operations..............................           (180)         14,580            32,675               47,075
 Interest income (expense), net............................         18,052         (32,067)           (8,796)             (22,811)
 Other credits, net........................................              -          (1,034)              190                 (844)
                                                                   -------       ---------          --------            ---------
Net income (loss) before income taxes......................         17,872         (18,521)           24,069               23,420
Income tax benefit (provision).............................         (6,208)          6,707            (6,515)              (6,016)
                                                                   -------       ---------          --------            ---------
Net income (loss)..........................................        $11,664       $ (11,814)         $ 17,554            $  17,404
                                                                   =======       =========          ========            =========

1995
----
Revenues...................................................        $     -       $ 107,108          $ 39,933            $ 147,041
                                                                   -------       ---------          --------            ---------
Costs and expenses:
 Production costs..........................................              -          34,028             8,863               42,891
 General and administrative................................            415           6,966             3,044               10,425
 Exploration, including dry holes and impairments..........              -          10,852             4,830               15,682
 Depreciation, depletion and amortization..................              -          44,264             9,678               53,942
 Impairment of proved oil and gas properties...............              -           8,317                 -                8,317
                                                                   -------       ---------          --------            ---------
Income (loss) from operations..............................           (415)          2,681            13,518               15,784
 Interest income (expense), net............................         12,629         (25,789)           (4,785)             (17,945)
 Other credits, net........................................              -             (28)              403                  375
                                                                   -------       ---------          --------            ---------
Net income (loss) before income taxes......................         12,214         (23,136)            9,136               (1,786)
Income tax benefit (provision).............................         (4,275)          7,681               479                3,885
                                                                   -------       ---------          --------            ---------
Net income (loss)..........................................        $ 7,939       $ (15,455)         $  9,615            $   2,099
                                                                   =======       =========          ========            =========

1994
----
Revenues...................................................        $     -       $  79,757          $ 18,060            $  97,817
                                                                   -------       ---------          --------            ---------
Costs and expenses:
 Production costs..........................................              -          31,285             5,653               36,938
 General and administrative................................            801           6,750             4,953               12,504
 Exploration, including dry holes and impairments..........              -           9,254             6,933               16,187
 Depreciation, depletion and amortization..................              -          43,442             7,285               50,727
 Impairment of proved oil and gas properties...............              -          94,706                87               94,793
                                                                   -------       ---------          --------            ---------
Loss from operations.......................................           (801)       (105,680)           (6,851)            (113,332)
 Interest income (expense), net............................         12,374         (18,530)           (2,884)              (9,040)
 Other credits, net........................................              -             136              (277)                (141)
                                                                   -------       ---------          --------            ---------
Net income (loss) before income taxes......................         11,573        (124,074)          (10,012)            (122,513)
Income tax benefit (provision).............................         (6,921)         48,112               333               41,524
                                                                   -------       ---------          --------            ---------
Net income (loss)..........................................        $ 4,652       $ (75,962)         $ (9,679)           $ (80,989)
                                                                   =======       =========          ========            =========

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 1996 and 1995
(In thousands)

                                                              Unconsolidated
                                              ------------------------------------------------
                                                               Guarantor         Non-Guarantor       Eliminating      Consolidated
                                                 UMC           Subsidiary        Subsidiaries          Entries            UMC
1996                                          ----------      ------------     ----------------    ----------------  --------------
----
ASSETS

Current assets..............................  $        3       $    93,023      $       63,135      $             -   $     156,161

Intercompany investments....................     668,025          (346,861)           (182,827)            (138,337)              -

Property and equipment, net.................           -           282,236             241,953                    -         524,189

Other assets................................       5,947            36,714              (4,718)                   -          37,943
                                              ----------       -----------      --------------      ---------------   -------------
   Total assets.............................  $  673,975       $    65,112      $      117,543      $      (138,337)  $     718,293
                                              ==========       ===========      ==============      ===============   =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities.........................  $    3,327            42,577      $       52,488      $             -   $      98,392

Long-term debt..............................     150,000            (5,700)             12,532                    -         156,832

Deferred credits and other liabilities......           -             9,421              21,412                    -          30,833

Stockholders' equity........................     520,648            18,814              31,111             (138,337)        432,236
                                              ----------       -----------      --------------      ---------------   -------------
   Total liabilities & stockholders'
    equity..................................  $  673,975       $    65,112      $      117,543      $      (138,337)  $     718,293
                                              ==========       ===========      ==============      ===============   =============


1995
----
ASSETS

Current assets..............................  $       31       $    44,599      $       31,383      $            -    $      76,013

Intercompany investments....................     453,574          (239,072)            (76,165)            (138,337)              -

Property and equipment, net.................           -           305,930             162,743                    -         468,673

Other assets................................       6,103            28,970              (1,309)                   -          33,764
                                              ----------       -----------      --------------      ---------------   -------------
   Total assets.............................  $  459,708       $   140,427      $      116,652      $      (138,337)  $     578,450
                                              ==========       ===========      ==============      ===============   =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities.........................  $    3,443            57,920      $       29,447      $             -   $      90,810

Long-term debt..............................     150,000            39,225              55,574                    -         244,799

Deferred credits and other liabilities......           -            12,655              17,874                    -          30,529

Stockholders' equity........................     306,265            30,627              13,757             (138,337)        212,312
                                              ----------       -----------      --------------      ---------------   -------------
   Total liabilities & stockholders'
    equity..................................  $  459,708       $   140,427      $      116,652      $      (138,337)  $     578,450
                                              ==========       ===========      ==============      ===============   =============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(In thousands)


                                                                               Unconsolidated
                                                                 ----------------------------------------
                                                                              Guarantor     Non-Guarantor     Consolidated
                                                                     UMC      Subsidiary    Subsidiaries          UMC
                                                                 ----------   ----------    -------------     ------------
1996
----
Cash flows from operating activities:
 Net income (loss).........................................       $ 11,664     $ (11,814)    $ 17,554          $  17,404
 Adjustments to reconcile net income
  (loss) to cash from operating activities.................          6,746        76,914       19,981            103,641
 Changes in assets and liabilities.........................             40       (25,641)     (12,010)           (37,611)
                                                                  --------     ---------     --------          ---------
  Net cash provided by operating activities................         18,450        39,459       25,525             83,434

Cash flows used in investing activities....................              -       (61,392)     (74,357)          (135,749)

Cash flows provided by (used in) financing activities......        (18,478)       57,061       55,088             93,671
                                                                  --------     ---------     --------          ---------
Net increase (decrease) in cash and cash equivalents.......            (28)       35,128        6,256             41,356

Cash and cash equivalents at beginning of period...........             31         6,631        6,924             13,586
                                                                  --------     ---------     --------          ---------
Cash and cash equivalents at end of period.................       $      3     $  41,759     $ 13,180          $  54,942
                                                                  ========     =========     ========          =========

1995
----
Cash flows from operating activities:
 Net income (loss).........................................       $  7,939     $ (15,455)    $  9,615          $   2,099
 Adjustments to reconcile net income
  (loss) to cash from operating activities.................            494        45,239       (2,020)            43,713
 Changes in assets and liabilities.........................          5,755        13,146      (18,707)               194
                                                                  --------     ---------     --------          ---------
  Net cash provided by (used in) operating activities......         14,188        42,930      (11,112)            46,006

Cash flows used in investing activities....................              -       (18,488)     (64,220)           (82,708)

Cash flows provided by (used in) financing activities......        (14,169)      (21,539)      74,171             38,463
                                                                  --------     ---------     --------          ---------
Net increase (decrease) in cash and cash equivalents.......             19         2,903       (1,161)             1,761

Cash and cash equivalents at beginning of period...........             12         3,728        8,085             11,825
                                                                  --------     ---------     --------          ---------
Cash and cash equivalents at end of period.................       $     31     $   6,631     $  6,924          $  13,586
                                                                  ========     =========     ========          =========

1994
----
Cash flows from operating activities:
 Net income (loss).........................................       $  4,652     $ (75,962)    $ (9,679)         $ (80,989)
 Adjustments to reconcile net income
  (loss) to cash from operating activities.................            880       104,769       14,365            120,014
 Changes in assets and liabilities.........................           (805)      (12,161)      17,505              4,539
                                                                  --------     ---------     --------          ---------
  Net cash provided by operating activities................          4,727        16,646       22,191             43,564

Cash flows provided by (used in) investing activities......            340      (148,771)     (31,729)          (180,160)

Cash flows provided by (used in) financing activities......         (5,072)      135,762       17,236            147,926
                                                                  --------     ---------     --------          ---------
Net increase (decrease) in cash and cash equivalents.......             (5)        3,637        7,698             11,330

Cash and cash equivalents at beginning of period...........             17            91          387                495
                                                                  --------     ---------     --------          ---------
Cash and cash equivalents at end of period.................       $     12     $   3,728     $  8,085          $  11,825
                                                                  ========     =========     ========          =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  For the information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and portions of which are incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)  1.  FINANCIAL STATEMENTS

  The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

       Report of Independent Public Accountants -- page 23

       Consolidated Statement of Income -- For the years ended
       December 31, 1996, 1995 and 1994 -- page 24

       Consolidated Balance Sheet -- December 31, 1996 and 1995 -- page 25

       Consolidated Statement of Changes in Stockholders' Equity -- For the years ended December 31, 1996, 1995 and 1994 -- page 27

       Consolidated Statement of Cash Flows -- For the years ended December 31, 1996, 1995 and 1994 -- page 28

       Selected Quarterly Financial Data for the years ended December 31, 1996 and 1995 -- page 15

       Selected Financial Data for the five years ended December 31, 1996 -- page 14

  (A)  2.  FINANCIAL STATEMENT SCHEDULES

  Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
-------   ----------------------------------------------------------------------

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

EXHIBIT
NUMBER                              EXHIBIT
-------   ----------------------------------------------------------------------

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

EXHIBIT
NUMBER                              EXHIBIT
-------   ----------------------------------------------------------------------

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

10.7 UMC 1994 Employee Nonqualified Stock Option Plan incorporated by reference to Exhibit 4.14 to the Company's Form S-8 (No. 33-79160) filed with the Securities and Exchange Commission on May 19, 1994.

10.8 First Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated November 16, 1994, incorporated by reference to Exhibit
          4.11.1 to the Company's Form S-8 (No. 33-86480) filed with the Securities and Exchange Commission on November 18, 1994.

10.9 Second Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated May 22, 1996, incorporated by reference to Exhibit 4.3.2 to the Company's Form S-8 (No. 333-05401) filed with the Securities and Exchange Commission on June 6, 1996.

10.10* Form of the Third Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated November 13, 1996.

10.11 UMC 1994 Outside Directors' Nonqualified Stock Option Plan incorporated herein by reference to Exhibit 4.15 to the Company's Form S-8 (No. 33-79160) filed with the Securities and Exchange Commission on May 19, 1994.

EXHIBIT
NUMBER                              EXHIBIT
-------   ----------------------------------------------------------------------

10.12 First Amendment to the UMC 1994 Outside Directors' Nonqualified Stock Option Plan dated May 22, 1996, incorporated by reference to Exhibit
          4.4.1 to the Company's Form S-8 (No. 333-05401) filed with the Securities and Exchange Commission on June 6, 1996.

10.13* Form of the Second Amendment to the UMC 1994 Outside Directors' Nonqualified Stock Option Plan dated November 13, 1996.

10.14 UMC Petroleum Corporation Supplemental Benefit Plan effective January 1, 1994, approved by the Board of Directors on March 29, 1994, incorporated by reference to Exhibit 10.10 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

10.15 Form of Indemnification Agreement, with Schedule of Signatories, incorporated herein by reference to Exhibit 10.4 to the Company's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on May 28, 1993.

10.16 Petroleum Production Sharing Contract on Block CI-11 dated June 27, 1992 among the Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (including English translation), incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on July 20, 1993.

10.17 Production Sharing Contract dated August 18, 1992 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area A - Offshore NE Bioco), incorporated herein by reference to
          Exhibit 10.6 to Amendment No. 1 to the Company's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

10.18 Production Sharing Contract dated June 29, 1992 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area B - Offshore NW Bioco), incorporated herein by reference to
          Exhibit 10.7 to Amendment No. 1 to the Company's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

10.19 Production Sharing Contract dated June 29, 1994 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area C - Offshore Bioco) incorporated by reference to Exhibit 10.15 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

10.20 Production Sharing Contract on Block CI-01 dated December 5, 1994 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation) incorporated by reference to Exhibit 10.16 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

10.21 Production Sharing Contract on Block CI-02 dated December 5, 1994 among The Republic of Cote d'Ivoire UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation) incorporated by reference to Exhibit 10.17 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

10.22 Production Sharing of Block CI-12 dated April 27, 1995 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and others (English translation), incorporated by reference to Exhibit 10.18 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

EXHIBIT
NUMBER                              EXHIBIT
-------   ----------------------------------------------------------------------

10.23 Contract for Sale and Purchase of Natural Gas for Block CI-11 among Caisse Autonome D'Amortissement, UMIC Cote d'Ivoire Corporation and others dated September 30, 1994 (French and English translation) incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the period ended September 30, 1994 filed with the Securities and Exchange Commission on November 14, 1994.

10.24 Production Sharing Contract dated April 5, 1995 between The Republic of Equatorial Guinea and UMIC Equatorial Guinea Corporation (Area D - Offshore Bioco) incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the period ended June 30, 1995 filed with the Securities and Exchange Commission on August 10, 1995.

10.25 Contract for Purchase and Sale of Lion Crude Oil between UMIC Cote d'Ivoire Corporation, International Finance Corporation, G.N.R. (Cote d'Ivoire) Ltd. and Pluspetrol S.A. and Total International Limited, dated December 1, 1995, incorporated by reference to Exhibit 10.22 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1995.

10.26 Amendment to United Meridian Corporation 1994 Non-Qualified Stock Option Agreement for Former Employees of General Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf, incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the period ended June 30, 1996 filed with the Securities and Exchange Commission on August 8, 1996.

10.27 Amendment to Employment Agreement dated as of April 16, 1996 among Petroleum and Donald D. Wolf incorporated by reference to Exhibit
          10.23 to the Company's Form 10-Q for the period ended June 30, 1996 filed with the Securities and Exchange Commission on August 8, 1996.

10.28 Employment Agreement, dated October 9, 1996, between UMC, UMC Petroleum Corporation and James L. Dunlap, incorporated by reference to Exhibit 10.1 to UMC's Form S-3, Amendment No. 2 (No. 333-12823), filed with the Securities and Exchange Commission on October 30, 1996.

10.29 Form of Indemnification Agreement with a schedule of director signatories, incorporated by reference to Exhibit 10.2 to UMC's Form S-3, Amendment No. 2 (No. 333-12823) filed with the Securities and Exchange Commission on October 30, 1996.

11.1*     Calculation of Net Income per Common Share.

21.1*     Subsidiaries of United Meridian Corporation.

23.1*     Consent of Arthur Andersen LLP.

27.1*     Financial Data Schedule.
--------------

*   Filed herewith.

(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  REGISTRANT         UNITED MERIDIAN CORPORATION
                  March 7, 1997    /s/ JOHN B. BROCK
                                   --------------------
                                     John B. Brock
                                     Chairman of the Board of Directors
                                       and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 7, 1997 on behalf of the registrant and in the capacities indicated.


           Name                                   Capacities



    /s/ JOHN B. BROCK
--------------------------       Chairman, Chief Executive Officer and Director
       John B. Brock                       (Principal Executive Officer)



   /s/ JAMES L. DUNLAP
--------------------------       President, Chief Operating Officer and Director
       James L. Dunlap



   /s/ J. DENNIS BONNEY
--------------------------       Director
       J. Dennis Bonney



   /s/ CHARLES R. CARSON
-------------------------        Director
       Charles R. Carson



   /s/ ROBERT H. DEDMAN
-------------------------        Director
       Robert H. Dedman



   /s/ STEVEN A. DENNING
--------------------------       Director
       Steven A. Denning



   /s/ ROBERT L. HOWARD
-------------------------        Director
       Robert L. Howard

           Name                 Capacities



  /s/ ROBERT V. LINDSAY
--------------------------       Director
      Robert V. Lindsay




  /s/ ELVIS L. MASON
--------------------------       Director
      Elvis L. Mason



  /s/ JAMES L. MURDY
--------------------------       Director
      James L. Murdy



  /s/ DAVID K. NEWBIGGING
--------------------------       Director
      David K. Newbigging



  /s/ MATTHEW R. SIMMONS
--------------------------       Director
      Matthew R. Simmons



  /s/ DONALD D. WOLF
--------------------------       Director
      Donald D. Wolf



  /s/ WALTER B. WRISTON
--------------------------       Director
      Walter B. Wriston



  /s/ JONATHAN M. CLARKSON
--------------------------       Executive Vice President and Chief Financial
      Jonathan M. Clarkson        Officer



  /s/ CHRISTOPHER E. CRAGG
--------------------------       Vice President, Controller and Chief Accounting
      Christopher E. Cragg        Officer