Form 10-Q
period 1997-03-31
UNITED MERIDIAN CORP
filed 1997-05-09
CIK 818885

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549-1004


                                   FORM 10-Q


                               QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                     Commission file number     1-12088


                          UNITED MERIDIAN CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                                  75-2160316
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


  1201 Louisiana, Suite 1400, Houston, TX              77002-5603
------------------------------------------             ----------
 (Address of principal executive offices)              (Zip Code)

                                (713) 654-9110
                        -------------------------------
                        (Registrant's telephone number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

   The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of April 30, 1997, the latest practicable date, was 35,556,559.

                          UNITED MERIDIAN CORPORATION

                                   FORM 10-Q
                                MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements (Unaudited)
             Consolidated Statement of Income for the Three Months
              Ended March 31, 1997 and 1996..............................   1
             Consolidated Balance Sheet at March 31, 1997 and
              December 31, 1996..........................................   2
             Consolidated Statement of Changes in Stockholders' Equity
              for the Year Ended December 31, 1996 and for the
              Three Months Ended March 31, 1997..........................   4
             Consolidated Statement of Cash Flows for the Three Months
              Ended March 31, 1997 and 1996..............................   5
             Notes to Consolidated Financial Statements..................   6

  Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition.......................  11

 PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings............................................  15
  Item 2.   Changes in Securities........................................  15
  Item 3.   Defaults Upon Senior Securities..............................  15
  Item 4.   Submission of Matters to a Vote of Security Holders..........  15
  Item 5.   Other Information............................................  15
  Item 6.   Exhibits and Reports on Form 8-K.............................  15

SIGNATURES...............................................................  15

EXHIBITS -
  Index to Exhibits......................................................  16

                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                    For the three months
                                                       ended March 31,
                                                  -------------------------
                                                      1997          1996
                                                  ----------     ----------
Revenues:
 Gas sales......................................  $   32,606     $   30,002
 Oil sales......................................      30,874         16,419
 Gain on sale of assets.........................         827          5,525
 Other..........................................         698            222
                                                  ----------     ----------
                                                      65,005         52,168
                                                  ----------     ----------
Costs and expenses:
 Production costs...............................      13,150         12,804
 General and administrative.....................       2,549          3,399
 Exploration, including dry holes
  and impairments...............................      12,740          4,461
 Depreciation, depletion and amortization.......      21,196         19,759
                                                  ----------     ----------
                                                      49,635         40,423
                                                  ----------     ----------
Income from operations..........................      15,370         11,745
Other income, expenses and deductions:
  Interest and debt expense.....................      (4,688)        (5,539)
  Interest and other income.....................         973            114
                                                  ----------     ----------
Income before income taxes......................      11,655          6,320
Income tax provision:
  Current.......................................      (1,282)          (108)
  Deferred......................................      (4,174)        (2,496)
                                                  ----------     ----------
Net income......................................       6,199          3,716

Preferred stock dividends.......................           -           (766)
                                                  ----------     ----------
Net income available to common stockholders.....  $    6,199     $    2,950
                                                  ==========     ==========
Net income per common share (Exhibit 11.1)......  $     0.17     $     0.10
                                                  ==========     ==========
Weighted average number of common
 shares outstanding, including
 common share equivalents (Exhibit 11.1)........      36,627         29,618
                                                  ==========     ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)


                                                    March 31,     December 31,
                                                      1997            1996
                                                  ------------    ------------
                                                   (Unaudited)

                   ASSETS

Current assets:
  Cash and cash equivalents.....................  $     63,774    $     54,942
  Accounts receivable:
   Oil and gas sales............................        24,307          36,238
   Joint interest and other.....................        52,230          45,447
  Deferred income taxes.........................         2,839           2,839
  Inventory.....................................        11,788          11,389
  Prepaid expenses and other....................         5,734           5,306
                                                  ------------    ------------
                                                       160,672         156,161
                                                  ------------    ------------
Property and equipment, at cost:
  Oil and gas (successful efforts method)
   Proved properties............................       884,098         851,818
   Unproved properties..........................        15,073          14,667
  Other property and equipment..................        10,098           8,295
                                                  ------------    ------------
                                                       909,269         874,780
  Accumulated depreciation, depletion
   and amortization.............................      (363,444)       (350,591)
                                                  ------------    ------------
                                                       545,825         524,189
                                                  ------------    ------------
Other assets:
  Gas imbalances receivable.....................         5,621           5,702
  Deferred income taxes.........................        22,428          23,035
  Debt issue costs..............................        10,139           8,370
  Other.........................................           869             836
                                                  ------------    ------------
                                                        39,057          37,943
                                                  ------------    ------------
       TOTAL ASSETS.............................  $    745,554    $    718,293
                                                  ============    ============



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)


                                                    March 31,     December 31,
                                                      1997            1996
                                                  ------------    ------------
                                                   (Unaudited)

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................  $     83,634    $     80,593
  Advances from joint owners....................        13,358           5,575
  Interest payable..............................         7,235           3,800
  Accrued liabilities...........................         8,506           7,525
  Current maturities of long-term debt..........           911             899
                                                  ------------    ------------
                                                       113,644          98,392
                                                  ------------    ------------
Long-term debt:
  10-3/8% senior subordinated notes.............       150,000         150,000
  Other.........................................         6,693           6,832
                                                  ------------    ------------
                                                       156,693         156,832
                                                  ------------    ------------
Deferred credits and other liabilities:
  Deferred income taxes.........................        20,963          20,797
  Gas imbalances payable........................         4,081           3,994
  Other.........................................         5,960           6,042
                                                  ------------    ------------
                                                        31,004          30,833
                                                  ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Common stock..................................           355             352
  Additional paid-in capital....................       546,874         540,661
  Foreign currency translation adjustment.......        (4,695)         (4,257)
  Retained earnings (deficit)...................       (98,321)       (104,520)
                                                  ------------    ------------
                                                       444,213         432,236
                                                  ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....  $    745,554    $    718,293
                                                  ============    ============


              The accompanying notes are an intgral part of these
                      consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

  FOR THE YEAR ENDED DECEMBER 31, 1996 AND THREE MONTHS ENDED MARCH 31, 1997

                                         SERIES F
                                      PREFERRED STOCK            COMMON STOCK         ADD'L      FOREIGN     RETAINED
                                  ------------------------  ---------------------    PAID-IN     CURRENCY    EARNINGS
                                     SHARES       AMOUNT     SHARES      AMOUNT      CAPITAL    ADJUSTMENT   (DEFICIT)     TOTAL
                                  ----------    ----------  ----------  ---------   ---------   ----------   ---------   ----------
Balance, December 31, 1995         1,166,667      $     12  28,150,224   $    281   $ 336,469   $   (4,057)  $(120,393)   $ 212,312
Foreign currency translation
     adjustment.................                                                                      (200)                    (200)

Common stock offering...........                             4,088,942         41     182,629                               182,670
Exercise of common stock
     options....................                               897,007          9      17,951                                17,960
Exercise of warrants............                               235,749          2       3,619                                 3,621
Preferred stock dividends.......                                                                                (1,531)      (1,531)

Automatic conversion of
  Series F preferred stock
  to common stock...............  (1,166,667)          (12)  1,845,284         19          (7)                                    -
Net income......................                                                                                17,404       17,404
                                 -----------    ----------  ----------  ---------   ---------   ----------   ---------   ----------

Balance, December 31, 1996......           -             -  35,217,206        352     540,661       (4,257)   (104,520)     432,236
Foreign currency translation
  adjustment....................                                                                      (438)                    (438)

Exercise of common stock
  options.......................                               331,599          3       6,213                                 6,216
Net income......................                                                                                 6,199        6,199
                                 -----------    ----------  ----------  ---------   ---------   ----------   ---------   ----------

Balance, March 31, 1997
 (Unaudited)..................             -    $        -  35,548,805  $     355   $ 546,874   $   (4,695)  $ (98,321)  $  444,213
                                 ===========    ==========  ==========  =========   =========   ==========   =========   ==========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                      For the three months
                                                         ended March 31,
                                                      --------------------
                                                         1997        1996
                                                      ----------  ----------
Cash flows from operating activities:
  Net income........................................  $    6,199  $    3,716
  Adjustments to reconcile net income to
   cash from operating activities:
    Exploration, including dry holes
     and impairments................................      12,740       4,461
    Depreciation, depletion and amortization........      21,196      19,759
    Amortization of debt issue cost.................         336         394
    Deferred income tax provision...................       4,174       2,496
    Gain on sale of assets..........................        (827)     (5,525)
                                                      ----------  ----------
                                                          43,818      25,301
 Changes in assets and liabilities:
   Decrease (increase) in receivables...............       2,045      (3,729)
   Increase (decrease) in payables and other
    current liabilities.............................       5,415     (11,523)
   Increase (decrease) in net gas imbalances........         168        (375)
   Other............................................       2,424       1,776
                                                      ----------  ----------
       Net cash provided by operating activities....      53,870      11,450
                                                      ----------  ----------
Cash flows from investing activities:
  Exploration.......................................     (28,842)    (12,382)
  Development.......................................     (18,479)    (16,774)
  Additions to other property and equipment.........      (1,640)       (231)
  Net proceeds from sale of assets..................       3,314       7,520
                                                      ----------  ----------
       Net cash used in investing activities........     (45,647)    (21,867)
                                                      ----------  ----------
Cash flows from financing activities:
  Repayment of long-term debt.......................        (228)    (39,493)
  Additions to total debt...........................           -      44,083
  Debt issue costs..................................      (2,153)       (197)
  Proceeds from exercise of common stock options....       2,990         949
  Preferred stock dividends.........................           -        (766)
                                                      ----------  ----------
       Net cash provided by financing activities....         609       4,576
                                                      ----------  ----------
Net increase (decrease) in cash and cash
 equivalents........................................       8,832      (5,841)

Cash and cash equivalents at beginning of period....      54,942      13,586
                                                      ----------  ----------
Cash and cash equivalents at end of period..........  $   63,774  $    7,745
                                                      ==========  ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 BASIS OF FINANCIAL STATEMENTS

  The accompanying consolidated financial statements of United Meridian Corporation (UMC or the Company) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, UMC believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996.

  The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

NOTE 2 ACQUISITIONS AND DISPOSITIONS

  As part of its on-going operations, the Company continually sells producing and undeveloped reserves and related assets. Certain transactions occurring in the periods presented are discussed below.

  During the three months ended March 31, 1997, the Company sold various non-strategic North American properties for total proceeds of $3,314,000 resulting in pre-tax gains of $827,000.

  In late 1995, the Company agreed to assign to Yukong Limited a portion of its interests in Blocks CI-01 and CI-02 in Cote d'Ivoire and Blocks B, C and D in Equatorial Guinea. Mobil Equatorial Guinea, Inc. (Mobil) subsequently exercised its preferential right to purchase the interest in Block B in lieu of the proposed assignment to Yukong Limited. Under the agreements, the Company received $5,441,000 in cash in the first quarter of 1996 resulting in a pre-tax gain of $4,764,000.

  During the first quarter of 1996, the Company sold various other non-strategic North American properties for total proceeds of $2,079,000, resulting in pre-tax gains of $761,000.

NOTE 3 FINANCIAL INSTRUMENTS

  The Company has, from time to time, entered into hedging transactions to reduce its exposure to both crude oil and natural gas price reductions and increases in interest rates.

  The Company hedged a portion of its oil production with collar agreements in the first three months of 1997, resulting in a $364,000 downward adjustment to oil revenues. Details of contracts in place at March 31, 1997 are described below.

  At March 31, 1997, the Company had oil collar contracts on 200,000 barrels of oil per month for April 1997 through June 1997 with a "floor" price of $21.00 and an average "cap" price of $24.69. UMC's current hedging agreements are settled on a monthly basis. All of UMC's current contracts specify the third-party index to be the New York Mercantile Exchange (NYMEX) futures contract prices for the applicable commodity, matching the appropriate basis risk. There was no deferred hedge gain or loss for crude oil at March 31, 1997.

  Effective January 18, 1994, UMC entered into five-year fixed LIBOR interest rate swap contracts that provide for fixed interest rates to be realized on notional amounts of $30,000,000 in 1994 and $45,000,000 from 1995 through 1998.
The agreement includes varying annual fixed interest rates ranging from 3.66% in 1994 to 6.40% in 1998, plus interest rate margins. Due to the November 1996 pay-down of amounts outstanding under the Credit Facility, the Company did not have notional amounts of floating rate debt totaling $45,000,00 and therefore could no longer apply hedge accounting. As such, a gain of $486,000 was recorded as other income during the first quarter of 1997.

NOTE 4 BANK FACILITY

  During March 1997, the Company completed negotiations to expand the Credit Facility to $300,000,000 with an initial borrowing base of $275,000,000. The new facility was expanded to include the Company's international assets. At March 31, 1997, there were no outstanding borrowings.

NOTE 5 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

  The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share" superseding Accounting Principles Board (APB) No. 15. The main goals of the FASB were to harmonize the earnings per share calculation in the United States with those common in other countries and with International Standard No. 33 and to address criticism that APB No. 15 contained unnecessarily complex and arbitrary provisions. Although SFAS No. 128 cannot be adopted until December 15, 1997, pro forma disclosures are allowed to minimize the impact of year-end adoption. Therefore, the following pro forma information is presented:

                                            For the three months ended March 31,
                                            ------------------------------------
                                                1997                    1996
                                            ------------            ------------

     Primary EPS as reported under
      APB No. 15                               $ .17                    $ .10
     Effect of SFAS No. 128                      .01                       -
                                            ------------            ------------
     Basic EPS, as restated                    $ .18                    $ .10
                                            ============            ============

     Fully diluted EPS as reported
      under APB No. 15                         $ .17                    $ .10
     Effect of SFAS No. 128                        -                        -
                                            ------------            ------------
     Diluted EPS, as restated                  $ .17                    $ .10
                                            ============            ============

  As mandated by SFAS No. 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is determined on the assumption that outstanding stock options have been converted using the average price for the quarter.

NOTE 6 SUPPLEMENTAL GUARANTOR INFORMATION

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 1997 and 1996
(In thousands)

                                                      UNCONSOLIDATED
                                        --------------------------------------------
                                                      GUARANTOR        NON-GUARANTOR      CONSOLIDATED
                                           UMC        SUBSIDIARY       SUBSIDIARIES           UMC
                                        ----------    ----------       -------------      ------------
1997
----
Revenues..............................  $        -    $   38,804       $      26,201      $     65,005
                                        ----------    ----------       -------------      ------------
Costs and expenses:
   Production costs...................           -         9,498               3,652            13,150
   General and administrative.........          30         2,049                 470             2,549
   Exploration, including dry holes and
    impairments.......................           -         2,978               9,762            12,740
   Depreciation, depletion and
    amortization......................           -        13,668               7,528            21,196
                                        ----------    ----------       -------------      ------------
Income (loss) from operations.........         (30)       10,611               4,789            15,370
   Interest income (expense), net.....       4,761        (5,155)             (4,294)           (4,688)
   Other credits, net.................           -           997                 (24)              973
                                        ----------    ----------       -------------      ------------
Income before income taxes............       4,731         6,453                 471            11,655
Income tax provision..................      (1,723)       (2,665)             (1,068)           (5,456)
                                        ----------    ----------       -------------      ------------
Net income (loss).....................  $    3,008    $    3,788       $        (597)     $      6,199
                                        ==========    ==========       =============      ============
1996
----
Revenues..............................  $        -    $   38,170       $      13,998      $     52,168
                                        ----------    ----------       -------------      ------------
Costs and expenses:
   Production costs...................           -         9,707               3,097            12,804
   General and administrative.........          37         2,643                 719             3,399
   Exploration, including dry holes
    and impairments...................           -         2,019               2,442             4,461
   Depreciation, depletion and
    amortization......................           -        16,698               3,061            19,759
                                        ----------    ----------       -------------      ------------
Income (loss) from operations.........         (37)        7,103               4,679            11,745
   Interest income (expense), net.....       4,405        (7,953)             (1,991)           (5,539)
   Other credits, net.................           -            81                  33               114
                                        ----------    ----------       -------------      ------------
Income (loss) before income taxes.....       4,368          (769)              2,721             6,320
Income tax provision..................      (1,509)          (17)             (1,078)           (2,604)
                                        ----------    ----------       -------------      ------------
Net income (loss).....................  $    2,859    $     (786)      $       1,643      $      3,716
                                        ==========    ==========       =============      ============

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
At March 31, 1997 and December 31, 1996
(In thousands)

                                                             UNCONSOLIDATED
                                               --------------------------------------------
                                                             GUARANTOR        NON-GUARANTOR        ELIMINATING        CONSOLIDATED
                                                  UMC        SUBSIDIARY       SUBSIDIARIES           ENTRIES               UMC
                                               ----------    ----------       -------------        -----------        ------------
MARCH 31, 1997
--------------

    ASSETS

Current assets..............................   $        2    $  102,256       $      58,414        $         -        $    160,672
Intercompany investments....................      695,473      (355,054)           (202,082)          (138,337)                  -
Property and equipment, net.................            -       275,996             269,829                  -             545,825
Other assets................................       (8,386)       51,254              (3,811)                 -              39,057
                                               ----------    ----------       -------------        -----------        ------------
   Total assets.............................   $  687,089    $   74,452       $     122,350        $  (138,337)       $    745,554
                                               ==========    ==========       =============        ===========        ============

 LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities.........................   $    7,217    $   48,123       $      58,304        $         -        $    113,644
Long-term debt..............................      150,000        (5,700)             12,393                  -             156,693
Deferred credits and other
   liabilities..............................            -         9,427              21,577                  -              31,004
Stockholders' equity........................      529,872        22,602              30,076           (138,337)            444,213
                                               ----------    ----------       -------------        -----------        ------------
   Total liabilities &
    stockholders' equity....................   $  687,089    $   74,452       $     122,350        $  (138,337)       $    745,554
                                               ==========    ==========       =============        ===========        ============

DECEMBER 31, 1996
-----------------

    ASSETS

Current assets..............................   $        3    $   93,023       $      63,135        $         -        $    156,161
Intercompany investments....................      668,025      (346,861)           (182,827)          (138,337)                  -
Property and equipment, net.................            -       282,236             241,953                  -             524,189
Other assets................................        5,947        36,714              (4,718)                 -              37,943
                                               ----------    ----------       -------------        -----------        ------------
   Total assets.............................   $  673,975    $   65,112       $     117,543        $  (138,337)       $    718,293
                                               ==========    ==========       =============        ===========        ============

 LIABILITIES & STOCKHOLDERS'  EQUITY

Current liabilities.........................   $    3,327    $   42,577       $      52,488        $         -        $     98,392
Long-term debt..............................      150,000        (5,700)             12,532                  -             156,832
Deferred credits and other
 liabilities................................            -         9,421              21,412                  -              30,833
Stockholders' equity........................      520,648        18,814              31,111           (138,337)            432,236
                                               ----------    ----------       -------------        -----------        ------------
 Total liabilities &
  stockholders' equity......................   $  673,975    $   65,112       $     117,543        $  (138,337)       $    718,293
                                               ==========    ==========       =============        ===========        ============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 1997 and 1996
(In thousands)

                                                             UNCONSOLIDATED
                                               --------------------------------------------
                                                             GUARANTOR        NON-GUARANTOR        CONSOLIDATED
                                                  UMC        SUBSIDIARY       SUBSIDIARIES             UMC
                                               ----------    ----------       -------------        -----------
1997
----
Cash flows from operating activities:
 Net income (loss)..........................   $    3,008    $    3,788       $        (597)       $     6,199
 Adjustments to reconcile net income
  (loss) to cash from operating activities..        1,861        18,613              17,145             37,619
 Changes in assets and liabilities..........       18,223        (8,199)                 28             10,052
                                               ----------    ----------       -------------        -----------
    Net cash provided by operating
     activities.............................       23,092        14,202              16,576             53,870
Cash flows used in investing activities.....            -        (6,415)            (39,232)           (45,647)
Cash flows provided by (used in) financing
 activities.................................      (23,093)        3,630              20,072                609
                                               ----------    ----------       -------------        -----------
Net increase (decrease) in cash and cash
 equivalents................................           (1)       11,417              (2,584)             8,832
Cash and cash equivalents at beginning
 of period..................................            3        41,759              13,180             54,942
                                               ----------    ----------       -------------        -----------
Cash and cash equivalents at end of period..   $        2    $   53,176       $      10,596        $    63,774
                                               ==========    ==========       =============        ===========
1996
----
Cash flows from operating activities:
 Net income (loss)..........................   $    2,859    $     (786)      $       1,643        $     3,716
 Adjustments to reconcile net income
  (loss) to cash from operating activities..        1,639        18,090               1,856             21,585
  Changes in assets and liabilities.........        3,124       (12,318)             (4,657)           (13,851)
                                               ----------    ----------       -------------        -----------
     Net cash provided by (used in) operating
      activities............................        7,622         4,986              (1,158)            11,450
Cash flows used in investing activities.....            -       (17,474)             (4,393)           (21,867)
Cash flows provided by (used in) financing
  activities................................       (7,636)       10,193               2,019              4,576
                                               ----------    ----------       -------------        -----------
Net decrease in cash and cash
  equivalents...............................          (14)       (2,295)             (3,532)            (5,841)
Cash and cash equivalents at beginning
  of period.................................           31         6,631               6,924             13,586
                                               ----------    ----------       -------------        -----------
Cash and cash equivalents at end of period..   $       17    $    4,336       $       3,392        $     7,745
                                               ==========    ==========       =============        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

 The following table sets forth certain operating information of the Company for the periods shown:

                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                                 --------------------
                                                   1997          1996
                                                 ------        ------
Production:
 Oil (MBO)
   U.S....................................          512           556
   Canada.................................          102           145
   Cote d'Ivoire..........................          294           203
   Equatorial Guinea......................          750             -
                                                 ------        ------
    Total.................................        1,658           904

 Natural gas (MMCF)
   U.S....................................       10,588        12,292
   Canada.................................        1,636         1,193
   Cote d'Ivoire..........................          951           513
                                                 ------        ------
    Total.................................       13,175        13,998
Average wellhead sales price, including hedging:
 Oil ($ per bbl)
   U.S....................................      $ 19.55       $ 18.05
   Canada.................................      $ 21.36       $ 16.72
   Cote d'Ivoire..........................      $ 19.92       $ 18.71
   Equatorial Guinea......................      $ 17.11       $     -
    Average...............................      $ 18.62       $ 18.15

 Natural gas ($ per MCF)
   U.S....................................      $  2.62       $  2.21
   Canada.................................      $  1.90       $  1.61
   Cote d'Ivoire..........................      $  1.87       $  1.72
    Average...............................      $  2.47       $  2.14

Additional data ($ per BOE):
 Production and operating costs /(1)/......     $  2.65       $  3.04
 General and administrative expense........     $  0.66       $  1.05
 Oil and natural gas depletion and
  depreciation.............................     $  5.41       $  6.00


/(1)/ Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes of $0.76 and $0.92 per BOE for the three months ended March 31, 1997 and 1996, respectively.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996.

  Oil and gas revenues for the three months ended March 31, 1997 were $63.5 million, or 36.9% greater than oil and gas revenues of $46.4 million for the three months ended March 31, 1996. The increase in oil and gas revenues is primarily due to increased oil production volumes in West Africa and improvements in oil and natural gas prices. The average sales price after hedging for natural gas increased to $2.47 per Mcf, or 15.4%, in the first quarter of 1997 as compared to the same period of 1996. The impact of hedging on natural gas prices received and natural gas revenues for 1996 was a decrease of $0.11 per MCF and $1.5 million, respectively. Natural gas production for the three months ended March 31, 1997 was 13,175 MMCF, a decrease of 5.9% as compared to the first quarter of 1996 volumes due primarily to reduced production from the Gulf of Mexico. Oil production increased 83.4%, or 754 MBO, in the first three months of 1997 as compared to the same period in 1996 due primarily to increased oil production in Cote d'Ivoire and commencement of production in Equatorial Guinea in August 1996. The average sales price after hedging for oil increased to $18.62, or 2.6%, in the three months ended
March 31, 1997 as compared to the prior year period. The impact of hedging on oil prices received and oil revenues for the first quarter of 1997 was a decrease of $0.22 per barrel and $0.4 million, respectively.

  During the three months ended March 31, 1997, the Company sold various non-strategic North American properties for total cash proceeds of $3.3 million, resulting in pre-tax gains of $0.8 million. The first quarter of 1996 gains on sales of assets resulted primarily from a pre-tax gain of $4.8 million on cash proceeds of $5.4 million related to the purchase by Mobil of a 10% interest in Equatorial Guinea Block B. In addition, the Company sold various non-strategic North American properties for total cash proceeds of $2.1 million, resulting in $0.7 million of pre-tax gains.

  Production costs, including ad valorem and production taxes, increased to $13.2 million, or 3.1%, in the first three months of 1997 as compared to $12.8 million in the comparable period of 1996, primarily due to commencement of production in Equatorial Guinea in August 1996. However, on a cost per barrel of oil equivalent (BOE) basis, production costs in the first quarter of 1997 decreased $0.55 per BOE (13.9%) when compared to the first quarter of 1996.

  General and administrative expenses for the three months ended March 31, 1997 were $2.5 million compared to $3.4 million in the three months ended
March 31, 1996. This decrease was primarily due to certain non-cash benefits accrual reductions in the first quarter of 1997. General and administrative expenses per BOE of production decreased from $1.05 per BOE in the first quarter of 1996 to $0.66 per BOE in the comparable period of 1997.

  Exploration, dry hole and lease impairment expenses for the first quarter of 1997 totaled $12.7 million as compared to $4.5 million in the first quarter of 1996. This increase of $8.2 million was primarily due to increased dry hole costs experienced in Equatorial Guinea Block D and Cote d'Ivoire Block CI-12. In addition, the Company had increased geological and geophysical costs in the 1997 period as compared to the 1996 period reflecting a higher level of exploration activity in Cote d'Ivoire, Equatorial Guinea and North America.

  Depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 1997 of $21.1 million increased 6.6% from $19.8 million for the comparable 1996 period. This increase is primarily attributable to increased production levels in Cote d'Ivoire and Equatorial Guinea. The rate per BOE of oil and gas DD&A decreased 9.8% from $6.00 per BOE in the first quarter of 1996 to $5.41 per BOE in the 1997 comparable period. This decrease is primarily due to a change in the Company's production mix (lower Gulf of Mexico production with historically high DD&A rates, offset by increased West African production with lower DD&A rates).

  Interest and debt expense for the three months ended March 31, 1997 was $4.7 million, including non-cash amortization of debt issue costs totaling $0.3 million, compared to $5.5 million in the three months ended March 31, 1996. The decrease in interest expense is primarily due to the reduced debt levels in 1997 as a result of debt payments in late 1996 with the proceeds of the November 1996 equity offering.

  An income tax provision of $5.5 million (of which $1.3 million is a current provision and $4.2 million is a deferred provision) was recognized for the three months ended 1997, compared to a provision of $2.6 million (of which $0.1 million was a current provision and $2.5 million was a deferred provision) for the comparable 1996 period. Significantly impacting first quarter 1997 current taxes is a $1.2 million non-cash provision representing current taxes incurred in Cote d'Ivoire which, under the terms of the production sharing contract, will be paid by the Ivorian government from their production proceeds. Consistent with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, the deferred income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet.

  The Company reported net income of $6.2 million, or $0.17 per share, for the first quarter of 1997 compared to a net income of $3.7 million, or $0.10 per share, for the first quarter of 1996.

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

  The primary sources of cash for the Company during the three months ended March 31, 1997, included proceeds from funds generated from operations, proceeds from asset sales and exercise of stock options. In the comparable period of 1996, the primary sources of cash included funds generated from operations, proceeds from asset sales and bank borrowings. Primary cash uses for the quarters ended March 31, 1997 and 1996 included capital expenditures (including exploration expenses) which totaled $49.0 million and $29.4 million, respectively. In addition, during the three months ended March 31, 1997, cash uses include $2.2 million of debt issue costs as a result of the new Credit Facility discussed below.

  Discretionary cash flow, a measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of exploration expenses, including dry hole costs and impairments, DD&A, deferred income tax, gain (loss) on sale of assets and non-cash amortization of debt issue costs. The effects of working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures, debt repayment or dividend payments. The company generated discretionary cash flow for the three months ended March 31, 1997 and 1996 of approximately $43.8 million and $25.3 million, respectively. The 73% increase in discretionary cash flow in the 1997 period as compared to the 1996 period is primarily due to increased oil production in Cote d'Ivoire and Equatorial Guinea and the overall improvements in oil and natural gas prices.

  The company has used the Credit Facility to partially finance its expenditures. During March 1997, the Company completed negotiations to expand the Credit Facility to $300 million from $200 million with an initial borrowing base of $275 million. As of March 31, 1997, the Company had no outstanding loans thereunder and outstanding letters of credit of approximately $0.6 million. Resulting liquidity (including cash) at March 31, 1997 was approximately $338 million. As of December 31, 1996, the borrowing base under the Credit Facility was $200 million, and the Company had no outstanding loans thereunder and outstanding letters of credit of approximately $0.6 million. Resulting liquidity (including cash) exceeded $254 million.

  As part of its on-going operations, the Company periodically sells interests in proved reserves and enhanced exploration prospects. This practice continued in the first quarters of 1997 and 1996, with net cash proceeds from sales of assets of $3.3 million and $7.5 million, respectively. During the three months ended March 31, 1997, the cash proceeds were generated through the sale of various non-strategic North American properties. These proceeds were used to redeploy capital to domestic and international opportunities which management believes represent higher rates of return.

  The Company's capital expenditure budget for 1997 is expected to be approximately $250 million, consisting of approximately $84 million for exploration, approximately $159 million for development and approximately $7 million of other capital expenditures. Primary areas of emphasis will be East Texas, the Gulf of Mexico and Western Africa. Based upon the results of exploration activities during 1997, the operating capital budget could be expanded by approximately $50 million for follow-up appraisal or development expenditures. Funding for capital expenditures is anticipated to come from present cash on hand, discretionary cash flow and, if necessary, borrowings under the credit facility. In addition, the Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the initial capital expenditure budget.

  Due to the aforementioned expanded credit facility and the equity offering completed in November 1996, the Company's financial structure has been significantly strengthened. The Company's debt to total capitalization ratio has decreased to 26.2% at March 31, 1997, from 26.7% at December 31, 1996. Combined with cash flows from operating activities, the Company has the financial strength, leverage and liquidity that will allow it to fund the 1997 capital expenditure program, including the international exploration and development opportunities in Cote d'Ivoire and Equatorial Guinea, and continue to selectively pursue strategic corporate and property acquisitions.

  The Company's interest coverage ratio (calculated as the ratio of income from operations plus DD&A and exploration expense to interest plus capitalized interest less non-cash amortization of debt issue costs) was 11.3 to 1 for the first quarter of 1997, compared with 6.4 to 1 for the first quarter of 1996.

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

CHANGES IN PRICES AND INFLATION

  The Company's revenues and the value of its oil and natural gas properties have been, and will continue to be, effected by changes in oil and natural gas prices. The Company's ability to maintain its current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal, market and other fluctuations that are beyond the Company's ability to control or predict. Although certain Company costs and expenses are effected by the level of inflation, inflation did not have a significant effect on the Company's results of operations for the first three months of 1997 or 1996.

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

  (a) Exhibits: See Index to Exhibits on page 17.

  (b)  Report on Form 8-K:

    None.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNITED MERIDIAN CORPORATION



              May 9, 1997            /s/Jonathan M. Clarkson
                                     ------------------------
                                     Jonathan M. Clarkson
                                     Executive Vice President and
                                     Chief Financial Officer


                                      /s/Christopher E. Cragg
                                     ------------------------
                                     Christopher E. Cragg
                                     Vice President, Controller and
                                     Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

3.2         By-laws of the Company, as amended, incorporated by reference to
            Exhibit 3.2 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

4.1 Amendment No. 1 to Registration Rights Agreement dated as of August 9, 1994 among GARI, UMC, General Atlantic Corporation, John Hancock Mutual Life Insurance Company and Fidelity Oil Holdings, Inc., incorporated by reference to Exhibit (c)(8) to UMC's Schedule 14D-1 (No. 5-44990) filed with the Securities and Exchange Commission on August 11, 1994.

4.2 Specimen of certificate representing Series A Voting Common Stock, $.01 par value, of the Company, incorporated herein by reference to
            Exhibit 4.13 to the Company's Form 10-Q for the period ended
            June 30, 1994 filed with the Securities and Exchange Commission on August 10, 1994.

4.3 Stock Purchase Agreement of Series F Convertible Preferred Stock (par value $0.01 per share) between UMC and John Hancock Mutual Life Insurance Company, The Travelers Insurance Company, The Travelers Life and Annuity Company, The Phoenix Insurance Company and the Travelers Indemnity Company dated June 30, 1994, incorporated by reference to Exhibit 4.16 to UMC's Form 10-Q for the quarterly period ended June 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

4.4 Stock Purchase Agreement of Series F Convertible Preferred Stock (par value $0.01 per share) between UMC and John Hancock Mutual Life Insurance Company dated July 24, 1995, incorporated by reference to
            Exhibit 4.17 to UMC's Form 10-Q for the quarterly period ended
            June 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

4.5 First Amendment to Credit Agreement among UMC, The Chase Manhattan Bank, N.A., Morgan Guaranty Trust Company of New York and Lenders Signatory thereto dated as of June 30, 1995, incorporated by reference to Exhibit 4.18 to UMC's Form 10-Q for the quarterly period ended June 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

4.6 Loan Agreement between UMIC Cote d'Ivoire Corporation and International Finance Corporation dated as of July 14, 1995, incorporated by reference to Exhibit 4.19 to UMC's Form 10-Q for the quarterly period ended June 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

4.7 Share Retention, Guarantee and Clawback Agreement among UMC, UMC Petroleum Corporation, UMIC Cote d'Ivoire Corporation and International Finance Corporation dated as of July 14, 1995, incorporated by reference to Exhibit 4.20 to UMC's Form 10-Q for the quarterly period ended June 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

4.8 Fourth Joint Amendment to Amended and Restated Credit Agreement and to Amended and Restated Credit Agreement (Canada) effective as of October 30, 1995, incorporated by reference to Exhibit 4.21 to UMC's Form 10-Q for the quarterly period ended September 30, 1995, filed with the Securities and Exchange Commission on November 13, 1995.

4.9 Indenture between the Company, Petroleum and Bank of Montreal Trust Company, dated October 30, 1995, incorporated by reference to
            Exhibit 4.20 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

4.10 Rights Agreement by and between United Meridian Corporation and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent, dated as of February 13, 1996, incorporated by reference as Exhibit 1 to Form 8-K, filed with the Securities and Exchange Commission on February 14, 1996.

4.11* Global Credit Agreement dated as of March 18, 1997, among United Meridian Corporation, UMC Petroleum Corporation, The Chase Manhattan Bank, N.A., as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank of Texas, N.A. and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., and Colorado National Bank, as Co-Agents and The Lenders Now or Hereafter Signatory Hereto.

4.12* Credit Agreement dated as of March 18, 1997 among UMC Resources Canada Ltd., as the Company, The Chase Manhattan Bank of Canada, as Agent, and the Lenders Signatory Hereto.

4.13* Guaranty Agreement dated as of March 18, 1997, by UMC Petroleum Corporation in favor of The Chase Manhattan Bank of Canada, as Administrative Agent, and The Lenders Now or Hereafter Signatory to the Credit Agreement.

4.14* Guaranty Agreement dated as of March 18, 1997, by United Meridian Corporation in favor of The Chase Manhattan Bank, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank of Texas, N.A. and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., and Colorado National Bank as Co-Agents, and The Lenders Now or Hereafter Signatory to the Credit Agreement.

4.15* Guaranty Agreement dated as of March 18, 1997 by United Meridian Corporation in favor of The Chase Manhattan Bank of Canada, as Administrative Agent, and The Lenders Now or Hereafter Signatory to the Credit Agreement.

4.16* Guaranty Agreement dated as of March 18, 1997 by Norfolk Holdings, Inc. as the Guarantor, in favor of The Chase Manhattan Bank, as Administrative Agent, Morgan Guaranty Trust Company of New York as Syndication Agent, NationsBank of Texas, N.A. and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., and Colorado National Bank, as Co-Agents, and The Lenders Now or Hereafter Signatory to the Credit Agreement.

4.17* Guaranty Agreement dated as of March 18, 1997 by UMIC Cote d'Ivoire Corporation, as the Guarantor, in favor of The Chase Manhattan Bank, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank of Texas, N.A., and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., and Colorado National Bank, as Co-Agents, and The Lenders Now or Hereafter Signatory to the Credit Agreement.

4.18* Guaranty Agreement dated as of March 18, 1997 by UMC Equatorial Guinea Corporation, as the Guarantor, in favor of The Chase Manhattan Bank, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank of Texas, N.A. and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., and Colorado National Bank, as Co-Agents, and The Lenders Now or Hereafter Signatory to the Credit Agreement.

4.19* Intercreditor Agreement dated as of March 18, 1997, among United Meridian Corporation, UMC Petroleum Corporation, Norfolk Holdings Inc., UMC Resources Canada Ltd., UMIC Cote d'Ivoire Corporation, UMC Equatorial Guinea Corporation, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank of Texas, N.A. and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., as Co-Agents, The Chase Manhattan Bank of Canada, as Canadian Agent, and The Lenders Now or Hereafter Signatory Hereto.

10.1        Employment Agreement dated as of August 9, 1994, among Donald D.
            Wolf, UMC and Petroleum, incorporated by reference to Exhibit (c)(4) to UMC's Schedule 14D-1 (No. 5-44990) filed with the Securities and Exchange Commission on August 11, 1994.

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

10.10 Form of the Third Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated November 13, 1996, incorporated by reference to Exhibit 10.10 to UMC's 1996 Form 10-K filed with the Securities and Exchange Commission on March 7, 1997.

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

10.13 Form of the Second Amendment to the UMC 1994 Outside Directors' Nonqualified Stock Option Plan dated November 13, 1996, incorporated by reference to Exhibit 10.13 to UMC's 1996 Form 10-K filed with the Securities and Exchange Commission on March 7, 1997.

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

10.17 Production Sharing Contract dated August 18, 1992 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area A -Offshore NE Bioco), incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

10.18 Production Sharing Contract dated June 29, 1992 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area B -Offshore NW Bioco), incorporated herein by reference to
            Exhibit 10.7 to Amendment No. 1 to the Company's Form S-1
            (No. 33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

10.19 Production Sharing Contract dated June 29, 1994 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area C -Offshore Bioco) incorporated by reference to Exhibit 10.15 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

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

11.1*       Calculation of Net Income per Common Share.

27.1*       Financial Data Schedule.

________________
*        Filed herewith.
(B) REPORTS ON FORM 8-K

     None.