Form 10-Q
period 1997-06-30
UNITED MERIDIAN CORP
filed 1997-08-08
CIK 818885

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549-1004


                                   FORM 10-Q


                               QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                      Commission file number     1-12088


                          UNITED MERIDIAN CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                                    75-2160316
---------------------------------                   -------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)


1201 Louisiana, Suite 1400, Houston, TX                  77002-5603
------------------------------------------               ----------
 (Address of principal executive offices)                (Zip Code)


                                (713) 654-9110
                        -------------------------------
                        (Registrant's telephone number)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

   The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of July 31, 1997, the latest practicable date, was 35,607,419.

===============================================================================

                          UNITED MERIDIAN CORPORATION

                                   FORM 10-Q
                                 JUNE 30, 1997

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements (Unaudited)
               Consolidated Statement of Income for the Three Months
                and Six Months Ended June 30, 1997 and 1996..............   1
               Consolidated Balance Sheet at June 30, 1997 and
                December 31, 1996........................................   2
               Consolidated Statement of Changes in Stockholders'
                Equity for the Year Ended December 31, 1996 and
                for the Six Months Ended June 30, 1997...................   4
               Consolidated Statement of Cash Flows for the Six Months
                Ended June 30, 1997 and 1996.............................   5
               Notes to Consolidated Financial Statements................   6

   Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition........................  12


 PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings...........................................  16
   Item 2.   Changes in Securities.......................................  16
   Item 3.   Defaults Upon Senior Securities.............................  16
   Item 4.   Submission of Matters to a Vote of Security Holders.........  16
   Item 5.   Other Information...........................................  16
   Item 6.   Exhibits and Reports on Form 8-K............................  16


SIGNATURES...............................................................  16


EXHIBITS -

   Index to Exhibits.....................................................  17

                          UNITED MERIDIAN CORPORATION

                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                    For the three months    For the six months
                                       ended June 30,          ended June 30,
                                    --------------------    -------------------
                                      1997        1996        1997       1996
                                    --------    --------    --------   --------
Revenues:
   Gas sales......................  $ 20,639    $ 29,513    $ 53,245   $ 59,515
   Oil sales......................    32,365      18,865      63,239     35,284
   Gain on sale of assets.........     1,421      12,487       2,248     18,012
   Other..........................     1,120         458       1,818        680
                                    --------    --------    --------   --------
                                      55,545      61,323     120,550    113,491
                                    --------    --------    --------   --------
Costs and expenses:
   Production costs...............    12,555      11,491      25,705     24,295
   General and administrative.....     3,499       3,120       6,048      6,519
   Exploration, including dry
     holes and impairments........    10,078      10,250      22,818     14,711
   Depreciation, depletion and
      amortization................    22,402      22,062      43,598     41,821
                                    --------    --------    --------   --------
                                      48,534      46,923      98,169     87,346
                                    --------    --------    --------   --------

Income from operations............     7,011      14,400      22,381     26,145
Other income, expenses and
  deductions:
   Interest and debt expense......    (4,750)     (5,841)     (9,438)   (11,380)
   Interest and other income......       454         (36)      1,427         78
                                    --------    --------    --------   --------
Income before income taxes........     2,715       8,523      14,370     14,843
Income tax benefit (provision):
   Current........................    (1,392)       (189)     (2,674)      (297)
   Deferred.......................       497      (3,099)     (3,677)    (5,595)
                                    --------    --------    --------   --------
Net income........................     1,820       5,235       8,019      8,951

Preferred stock dividends.........         -        (765)          -     (1,531)
                                    --------    --------    --------   --------
Net income available to common
  stockholders....................  $  1,820    $  4,470    $  8,019   $  7,420
                                    ========    ========    ========   ========
Net income per common share
  (Exhibit 11.1)..................  $   0.05    $   0.15    $   0.22   $   0.24
                                    ========    ========    ========   ========
Weighted average number of common
  shares outstanding, including
  common share equivalents
  (Exhibit 11.1)..................    36,765      30,461      36,685     30,299
                                    ========    ========    ========   ========


      The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)



                                                                  December 31,
                                                June 30, 1997         1996
                                                -------------     ------------
                                                 (Unaudited)

                   ASSETS

Current assets:
 Cash and cash equivalents......................  $  16,384         $  54,942
 Accounts receivable
   Oil and gas sales............................     29,750            36,238
   Joint interest and other.....................     33,899            45,447
 Deferred income taxes..........................      7,081             2,839
 Inventory......................................     12,491            11,389
 Prepaid expenses and other.....................      4,218             5,306
                                                  ---------         ---------
                                                    103,823           156,161
                                                  ---------         ---------
Property and equipment, at cost:
 Oil and gas (successful efforts method)
   Proved properties............................    959,605           851,818
   Unproved properties..........................     18,240            14,667
 Other property and equipment...................     11,291             8,295
                                                  ---------         ---------
                                                    989,136           874,780
 Accumulated depreciation, depletion
   and amortization.............................   (373,160)         (350,591)
                                                  ---------         ---------
                                                    615,976           524,189
                                                  ---------         ---------
Other assets:
 Gas imbalances receivable......................      6,008             5,702
 Deferred income taxes..........................     17,930            23,035
 Debt issue costs...............................      9,904             8,370
 Other..........................................        967               836
                                                  ---------         ---------
                                                     34,809            37,943
                                                  ---------         ---------
      TOTAL ASSETS..............................  $ 754,608         $ 718,293
                                                  =========         =========


      The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)



                                                                  December 31,
                                                June 30, 1997         1996
                                                -------------     ------------
                                                 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...............................  $  91,550         $  80,593
 Advances from joint owners.....................     15,838             5,575
 Interest payable...............................      3,530             3,800
 Accrued liabilities............................      7,863             7,525
 Current maturities of long-term debt...........      1,635               899
                                                  ---------         ---------
                                                    120,416            98,392
                                                  ---------         ---------
Long-term debt:
 10-3/8% senior subordinated notes..............    156,466           150,000
 Other..........................................          -             6,832
                                                  ---------         ---------
                                                    156,466           156,832
                                                  ---------         ---------
Deferred credits and other liabilities:
 Deferred income taxes..........................     20,335            20,797
 Gas imbalances payable.........................      4,385             3,994
 Other..........................................      6,473             6,042
                                                  ---------         ---------
                                                     31,193            30,833
                                                  ---------         ---------
Commitments and contingencies

Stockholders' equity:
 Common stock...................................        356               352
 Additional paid-in capital.....................    547,274           540,661
 Foreign currency translation adjustment........     (4,596)           (4,257)
 Retained earnings (deficit)....................    (96,501)         (104,520)
                                                  ---------         ---------
                                                    446,533           432,236
                                                  ---------         ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY..................................  $ 754,608         $ 718,293
                                                  =========         =========


       The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    FOR THE YEAR ENDED DECEMBER 31, 1996 AND SIX MONTHS ENDED JUNE 30, 1997


                                          SERIES F
                                       PREFERRED STOCK        COMMON STOCK       ADD'L      FOREIGN      RETAINED
                                    ---------------------   -----------------    PAID-IN    CURRENCY     EARNINGS
                                      SHARES      AMOUNT    SHARES     AMOUNT    CAPITAL    ADJUSTMENT   (DEFICIT)      TOTAL
                                    ----------   --------   --------   -------   -------    ----------   ---------    ---------
Balance, December 31, 1995........  1,166,667    $    12    28,150,224  $ 281   $ 336,469   $   (4,057)  $(120,393)   $ 212,312
 Foreign currency translation
    adjustment....................                                                                (200)                    (200)
 Common stock offering............                           4,088,942     41     182,629                               182,670
 Exercise of common stock options.                             897,007      9      17,951                                17,960
 Exercise of warrants.............                             235,749      2       3,619                                 3,621
 Preferred stock dividends........                                                                          (1,531)      (1,531)
 Automatic conversion of
  Series F preferred stock
    to common stock............... (1,166,667)       (12)    1,845,284     19          (7)                                    -
 Net income.......................                                                                          17,404       17,404
                                   ----------    -------    ----------  -----   ---------   ----------   ---------    ---------
Balance, December 31, 1996........          -          -    35,217,206    352     540,661       (4,257)   (104,520)     432,236
 Foreign currency translation
    adjustment....................                                                                (339)                    (339)
 Exercise of common stock options.                             389,388      4       6,613                                 6,617
 Net income.......................                                                                           8,019        8,019
                                   ----------    -------    ----------  -----   ---------   ----------   ---------    ---------
Balance, June 30, 1997
   (Unaudited)....................          -    $     -    35,606,594  $ 356   $ 547,274   $   (4,596)  $ (96,501)   $ 446,533
                                   ==========    =======    ==========  =====   =========   ==========   =========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

                         UNITED MERIDIAN CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                         For the six months
                                                           ended June 30,
                                                        ---------------------
                                                          1997        1996
                                                        ---------   ---------
Cash flows from operating activities:
  Net income..........................................  $   8,019   $   8,951
  Adjustments to reconcile net income to cash from
    operating activities:
    Exploration, including dry holes and impairments..     22,818      14,711
    Depreciation, depletion and amortization..........     43,598      41,821
    Amortization of debt issue cost...................        744         792
    Deferred income tax provision.....................      3,677       5,595
    Gain on sale of assets............................     (2,248)    (18,012)
                                                        ---------   ---------
                                                           76,608      53,858
  Changes in assets and liabilities:
    Decrease (increase) in receivables................     15,813      (2,530)
    Increase (decrease) in payables and other
      current liabilities.............................     11,506     (19,185)
    Increase in net gas imbalances....................         85         117
    Other.............................................        373       2,700
                                                        ---------   ---------
      Net cash provided by operating activities.......    104,385      34,960
                                                        ---------   ---------
Cash flows from investing activities:
  Exploration.........................................    (61,526)    (24,148)
  Development.........................................    (94,134)    (37,444)
  Additions to other property and equipment...........     (2,372)       (615)
  Net proceeds from sale of assets....................     13,573      29,715
                                                        ---------   ---------
      Net cash used in investing activities...........   (144,459)    (32,492)
                                                        ---------   ---------
Cash flows from financing activities:
  Repayment of long-term debt.........................       (366)   (105,238)
  Additions to total debt.............................        736      88,947
  Debt issue costs....................................     (2,326)       (251)
  Proceeds from exercise of common stock options......      3,472       6,157
  Preferred stock dividends...........................          -      (1,531)
                                                        ---------   ---------
      Net cash provided by (used in) financing
        activities....................................      1,516     (11,916)
                                                        ---------   ---------
Net decrease in cash and cash equivalents.............    (38,558)     (9,448)
Cash and cash equivalents at beginning of period......     54,942      13,586
                                                        ---------   ---------
Cash and cash equivalents at end of period............  $  16,384   $   4,138
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

NOTE 2  ACQUISITIONS AND DISPOSITIONS

  As part of its on-going operations, the Company continually acquires and sells producing and undeveloped reserves and related assets. Certain transactions occurring in the periods presented are discussed below.

  Through July 1997, the Company has acquired additional interests in various properties from several of its institutional partners. In conjunction with one of these acquisitions, the Company sold a portion of the acquired interests. The net cost of the additional interests was approximately $25,936,000.

  During the six months ended June 30, 1997, the Company sold various non-strategic North American properties for total proceeds of $13,573,000, resulting in pre-tax gains of $2,248,000.

  In late 1995, the Company agreed to assign to Yukong Limited a portion of its interests in Blocks CI-01 and CI-02 in Cote d'Ivoire and Blocks B, C and D in Equatorial Guinea. Mobil Equatorial Guinea, Inc. (Mobil) subsequently exercised its preferential right to purchase the interest in Block B in lieu of the proposed assignment to Yukong Limited. Under the agreements, the Company received $13,016,000 in cash in the first six months of 1996, resulting in a pre-tax gain of $11,392,000.

  In June 1996, UMC Resources Canada, Inc. (Resources), the Company's wholly-owned Canadian subsidiary, sold all of its interests in the Rocanville area in the province of Saskatchewan, effective May 1, 1996. Net proceeds from the sale were $6,722,000 and a gain of $4,679,000 was recognized.

  During the first six months of 1996, the Company sold various other non-strategic North American properties for total proceeds of $9,977,000, resulting in pre-tax gains of $1,941,000.

NOTE 3  FINANCIAL INSTRUMENTS

  The Company hedged a portion of its oil production with collar agreements in the first six months of 1997, having no material impact on oil revenues.

  The Company currently has no-cost natural gas collar contracts in place from June 1997 through October 1997 for 1 BCF per month with a floor price of $2.10 and a cap price of $2.39 and a separate no-cost collar for 250,000 MCF per month for September 1997 and October 1997 production at a floor price of $2.00 and a cap price of $2.26. UMC's current hedging agreements are settled on a monthly basis. All of UMC's current hedge contracts specify the third-party index to be the New York Mercantile Exchange (NYMEX) futures contract prices for the applicable commodity, matching the appropriate basis risk. There was no deferred hedge gain or loss at June 30, 1997.

NOTE 4  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

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

                                        For the three months  For the six months
                                            ended June 30,       ended June 30,
                                        --------------------  ------------------
                                          1997       1996       1997      1996
                                        ---------  ---------  --------  --------

   Primary EPS as reported under
     APB No. 15                         $    0.05  $    0.15  $   0.22  $   0.24
   Effect of SFAS No. 128                       -       0.01      0.01      0.02
                                        ---------  ---------  --------  --------
   Basic EPS, as restated               $    0.05  $    0.16  $   0.23  $   0.26
                                        =========  =========  ========  ========

   Fully diluted EPS as reported under
     APB No. 15                         $    0.05  $    0.15  $   0.22  $   0.24
   Effect of SFAS No. 128                       -          -         -         -
                                        ---------  ---------  --------  --------
   Diluted EPS, as restated             $    0.05  $    0.15  $   0.22  $   0.24
                                        =========  =========  ========  ========

  As mandated by SFAS No. 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is determined on the assumption that outstanding stock options have been converted using the average price for the quarter.

NOTE 5  SUPPLEMENTAL GUARANTOR INFORMATION

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 1997 and 1996
(In thousands)

                                                                             Unconsolidated
                                                                 ---------------------------------------
                                                                             Guarantor     Non-Guarantor  Consolidated
                                                                    UMC      Subsidiary    Subsidiaries       UMC
                                                                 ---------   ----------   -------------   ------------
1997
----
Revenues......................................................   $       -   $   65,589     $   54,961     $  120,550
                                                                 ---------   ----------     ----------     ----------
Costs and expenses:
  Production costs............................................           -       17,476          8,229         25,705
  General and administrative..................................          90        5,086            872          6,048
  Exploration, including dry holes and impairments............           -        5,625         17,193         22,818
  Depreciation, depletion and amortization....................           -       25,909         17,689         43,598
                                                                 ---------   ----------     ----------     ----------
Income (loss) from operations.................................         (90)      11,493         10,978         22,381
  Interest income (expense), net..............................       9,640      (12,003)        (7,075)        (9,438)
  Other credits, net..........................................           -        1,321            106          1,427
                                                                 ---------   ----------     ----------     ----------
Income before income taxes....................................       9,550          811          4,009         14,370
Income tax provision..........................................      (3,904)        (762)        (1,685)        (6,351)
                                                                 ---------   ----------     ----------     ----------
Net income....................................................   $   5,646   $       49     $    2,324     $    8,019
                                                                 =========   ==========     ==========     ==========
1996
----
Revenues......................................................   $       -   $   77,006     $   36,485     $  113,491
                                                                 ---------   ----------     ----------     ----------
Costs and expenses:
  Production costs............................................           -       18,458          5,837         24,295
  General and administrative..................................         107        5,187          1,225          6,519
  Exploration, including dry holes and impairments............           -        8,811          5,900         14,711
  Depreciation, depletion and amortization....................           -       35,537          6,284         41,821
                                                                 ---------   ----------     ----------     ----------
Income (loss) from operations.................................        (107)       9,013         17,239         26,145
  Interest income (expense), net..............................       8,849      (15,814)        (4,415)       (11,380)
  Other credits, net..........................................           -          (22)           100             78
                                                                 ---------   ----------     ----------     ----------
Income (loss) before income taxes.............................       8,742       (6,823)        12,924         14,843
Income tax benefit (provision)................................      (2,371)       1,272         (4,793)        (5,892)
                                                                 ---------   ----------     ----------     ----------
Net income (loss).............................................   $   6,371   $   (5,551)    $    8,131     $    8,951
                                                                 =========   ==========     ==========     ==========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 1997 and 1996
(In thousands)


                                                                             Unconsolidated
                                                                 ---------------------------------------
                                                                             Guarantor     Non-Guarantor  Consolidated
                                                                    UMC      Subsidiary    Subsidiaries       UMC
                                                                 ---------   ----------   -------------   ------------
1997
----
Revenues......................................................   $       -   $   26,785     $   28,760     $   55,545
                                                                 ---------   ----------     ----------     ----------
Costs and expenses:
  Production costs............................................           -        7,978          4,577         12,555
  General and administrative..................................          60        3,037            402          3,499
  Exploration, including dry holes and impairments............           -        2,647          7,431         10,078
  Depreciation, depletion and amortization....................           -       12,241         10,161         22,402
                                                                 ---------   ----------     ----------     ----------
Income (loss) from operations.................................         (60)         882          6,189          7,011
  Interest income (expense), net..............................       4,879       (6,848)        (2,781)        (4,750)
  Other credits, net..........................................           -          324            130            454
                                                                 ---------   ----------     ----------     ----------
Income (loss) before income taxes.............................       4,819       (5,642)         3,538          2,715
Income tax benefit (provision)................................      (2,181)       1,903           (617)          (895)
                                                                 ---------   ----------     ----------     ----------
Net income benefit (loss).....................................   $   2,638   $   (3,739)    $    2,921     $    1,820
                                                                 =========   ==========     ==========     ==========
1996
----
Revenues......................................................   $       -   $   38,836     $   22,487     $   61,323
                                                                 ---------   ----------     ----------     ----------
Costs and expenses:
  Production costs............................................           -        8,751          2,740         11,491
  General and administrative..................................          70        2,544            506          3,120
  Exploration, including dry holes and impairments............           -        6,792          3,458         10,250
  Depreciation, depletion and amortization....................           -       18,839          3,223         22,062
                                                                 ---------   ----------     ----------     ----------
Income (loss) from operations.................................         (70)       1,910         12,560         14,400
  Interest income (expense), net..............................       4,444       (7,861)        (2,424)        (5,841)
  Other credits, net..........................................           -         (103)            67            (36)
                                                                 ---------   ----------     ----------     ----------
Income (loss) before income taxes.............................       4,374       (6,054)        10,203          8,523
Income tax benefit (provision)................................        (862)       1,289         (3,715)        (3,288)
                                                                 ---------   ----------     ----------     ----------
Net income (loss).............................................   $   3,512   $   (4,765)    $    6,488     $    5,235
                                                                 =========   ==========     ==========     ==========

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
At June 30, 1997 and December 31, 1996
(In thousands)

                                                                             Unconsolidated
                                                                 ---------------------------------------
                                                                             Guarantor     Non-Guarantor  Eliminating   Consolidated
                                                                    UMC      Subsidiary    Subsidiaries     Entries          UMC
                                                                 ---------   ----------   -------------   -----------   ------------

JUNE 30, 1997
-------------
                  ASSETS
Current assets................................................   $       2   $   46,217     $   57,604     $        -    $  103,823
Intercompany investments......................................     687,658     (298,782)      (250,539)      (138,337)            -
Property and equipment, net...................................           -      299,204        316,772              -       615,976
Other assets..................................................      (1,420)      39,567         (3,338)             -        34,809
                                                                 ---------   ----------     ----------     ----------    ----------
      Total assets............................................   $ 686,240   $   86,206     $  120,499     $ (138,337)   $  754,608
                                                                 =========   ==========     ==========     ==========    ==========
      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities...........................................   $   3,329   $   62,987     $   54,100     $        -    $  120,416
Long-term debt................................................     150,000       (5,700)        12,166              -       156,466
Deferred credits and other liabilities........................           -       10,056         21,137              -        31,193
Stockholders' equity..........................................     532,911       18,863         33,096       (138,337)      446,533
                                                                 ---------   ----------     ----------     ----------    ----------
      Total liabilities & stockholders' equity................   $ 686,240   $   86,206     $  120,499     $ (138,337)   $  754,608
                                                                 =========   ==========     ==========     ==========    ==========
DECEMBER 31, 1996
-----------------
                  ASSETS

Current assets................................................   $       3   $   93,023     $   63,135     $        -    $  156,161
Intercompany investments......................................     668,025     (346,861)      (182,827)      (138,337)            -
Property and equipment, net...................................           -      282,236        241,953              -       524,189
Other assets..................................................       5,947       36,714         (4,718)             -        37,943
                                                                 ---------   ----------     ----------     ----------    ----------
      Total assets............................................   $ 673,975   $   65,112     $  117,543     $ (138,337)   $  718,293
                                                                 =========   ==========     ==========     ==========    ==========
      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities...........................................   $   3,327   $   42,577     $   52,488     $        -    $   98,392
Long-term debt................................................     150,000       (5,700)        12,532              -       156,832
Deferred credits and other liabilities........................           -        9,421         21,412              -        30,833
Stockholders' equity..........................................     520,648       18,814         31,111       (138,337)      432,236
                                                                 ---------   ----------     ----------     ----------    ----------
      Total liabilities & stockholders' equity................   $ 673,975   $   65,112     $  117,543     $ (138,337)   $  718,293
                                                                 =========   ==========     ==========     ==========    ==========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(In thousands)

                                                                             Unconsolidated
                                                                 ---------------------------------------
                                                                             Guarantor     Non-Guarantor  Consolidated
                                                                    UMC      Subsidiary    Subsidiaries       UMC
                                                                 ---------   ----------   -------------   ------------
1997
----
Cash flows from operating activities:
  Net income..............................................      $    5,646   $       49     $    2,324     $    8,019
  Adjustments to reconcile net income
    to cash from operating activities.....................           4,180       30,214         34,195         68,589
  Changes in assets and liabilities.......................               2       29,809         (2,034)        27,777
                                                                 ---------   ----------     ----------     ----------
      Net cash provided by operating activities...........           9,828       60,072         34,485        104,385
Cash flows used in investing activities...................               -      (45,017)       (99,442)      (144,459)
Cash flows provided by (used in) financing activities.....          (9,829)     (53,094)        64,439          1,516
                                                                 ---------   ----------     ----------     ----------
Net decrease in cash and cash equivalents.................              (1)     (38,039)          (518)       (38,558)
Cash and cash equivalents at beginning of period..........               3       41,759         13,180         54,942
                                                                 ---------   ----------     ----------     ----------
Cash and cash equivalents at end of period................       $       2   $    3,720     $   12,662     $   16,384
                                                                 =========   ==========     ==========     ==========
1996
----
Cash flows from operating activities:
  Net income (loss).......................................       $   6,371   $   (5,551)    $    8,131     $    8,951
  Adjustments to reconcile net income
    (loss) to cash from operating activities..............           2,633       42,526           (252)        44,907
  Changes in assets and liabilities.......................             648      (14,598)        (4,948)       (18,898)
                                                                 ---------   ----------     ----------     ----------
      Net cash provided by operating activities...........           9,652       22,377          2,931         34,960
Cash flows used in investing activities...................               -      (31,425)        (1,067)       (32,492)
Cash flows provided by (used in) financing activities.....          (9,676)      (2,945)           705        (11,916)
                                                                 ---------   ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents......             (24)     (11,993)         2,569         (9,448)
Cash and cash equivalents at beginning of period..........              31        6,631          6,924         13,586
                                                                 ---------   ----------     ----------     ----------
Cash and cash equivalents at end of period................       $       7   $   (5,362)    $    9,493     $    4,138
                                                                 =========   ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

  The following table sets forth certain operating information of the Company for the periods shown:


                                     FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                         ENDED JUNE 30,         ENDED JUNE 30,
                                     --------------------    ------------------
                                       1997       1996        1997       1996
                                     --------   --------    --------   --------
Production:
  Oil (MBO)
    U.S............................       458        566         970      1,122
    Canada.........................       110        150         212        295
    Cote d'Ivoire..................       274        241         568        444
    Equatorial Guinea..............       929          -       1,679          -
                                     --------   --------    --------   --------
      Total........................     1,771        957       3,429      1,861

  Natural gas (MMCF)
    U.S............................    10,066     12,558      20,654     24,850
    Canada.........................     1,834      1,323       3,470      2,516
    Cote d'Ivoire..................     1,209        730       2,160      1,243
                                     --------   --------    --------   --------
      Total........................    13,109     14,611      26,284     28,609
Average wellhead sales price,
 including hedging:
  Oil ($ per bbl)
    U.S............................  $  18.01   $  20.56    $  18.82   $  19.32
    Canada.........................  $  16.59   $  18.94    $  18.88   $  17.85
    Cote d'Ivoire..................  $  17.22   $  18.21    $  18.61   $  18.79
    Equatorial Guinea..............  $  18.91   $      -    $  18.10   $      -
      Average......................  $  18.27   $  19.71    $  18.44   $  18.96

  Natural gas ($ per MCF)
    U.S............................  $   1.63   $   2.13    $   2.14   $   2.17
    Canada.........................  $   1.13   $   1.16    $   1.49   $   1.37
    Cote d'Ivoire..................  $   1.79   $   1.74    $   1.82   $   1.73
      Average......................  $   1.57   $   2.02    $   2.03   $   2.08

Additional data ($ per BOE):
  Production and operating
   costs /(1)/.....................  $   2.71   $   2.89    $   2.68   $   2.96
  General and administrative
   expense.........................  $   0.88   $   0.92    $   0.77   $   0.98
  Oil and natural gas depletion
   and depreciation................  $   5.56   $   6.42    $   5.48   $   6.22
______________

  (1) Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes of $0.61 and $0.70 per BOE for the six months ended June 30, 1997 and 1996, respectively, and $0.46 and $0.50 per BOE for the three months ended June 30, 1997 and 1996, respectively.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996.

  Oil and gas revenues for the six months ended June 30, 1997 were $116.5 million, or 22.9% greater than oil and gas revenues of $94.8 million for the six months ended June 30, 1996. The increase in oil and gas revenues is primarily due to increased oil production volumes in West Africa, offset by lower U.S. gas volumes due to property sales and lower product prices. The average sales price after hedging for natural gas decreased to $2.03 per Mcf, or 2.4%, in the first six months as compared to the same period of 1996. Natural gas production for the six months ended June 30, 1997 was 26,284 MMCF, a decrease of 8.1% as compared to the first six months of 1996 volumes due primarily to the impact of property sales. Oil production increased 84.3%, or 1,568 MBO, in the first six months of 1997 as compared to the same period in 1996 due primarily to increased oil production in Cote d'Ivoire and commencement of production in Equatorial Guinea in August 1996. The average sales price after hedging for oil decreased to $18.44, or 2.7%, in the six months ended June 30, 1997 as compared to the prior year period.

  During the six months ended June 30, 1997, the Company sold various non-strategic North American properties for total cash proceeds of $13.6 million, resulting in pre-tax gains of $2.2 million. The first half of 1996 gains on sales of assets resulted primarily from a pre-tax gain of $11.4 million on cash proceeds of $13.0 million related to the purchase by Mobil of a 10% interest in Equatorial Guinea Block B and the gain on sale of the Company's interests in the Rocanville area of Saskatchewan of $4.7 million on proceeds of $6.7 million.

  Production costs, including ad valorem and production taxes, increased to $25.7 million, or 5.8%, in the first six months of 1997 as compared to $24.3 million in the comparable period of 1996, primarily due to commencement of production in Equatorial Guinea in August 1996. However, on a cost per barrel of oil equivalent (BOE) basis, production costs in the first six months of 1997 decreased $0.37 per BOE (10.1%) when compared to the first six months of 1996.

  General and administrative expenses for the six months ended June 30, 1997 were $6.0 million compared to $6.5 million in the six months ended June 30, 1996. This decrease was primarily due to certain non-cash benefits accrual adjustments in the first quarter of 1997 and increased management fees from institutional partners. General and administrative expenses per BOE of production decreased from $0.98 per BOE in the first six months of 1996 to $0.77 per BOE in the comparable period of 1997.

  Exploration, dry hole and lease impairment expenses for the first six months of 1997 totaled $22.8 million as compared to $14.7 million in the first six months of 1996. This increase of $8.1 million was primarily due to increased dry hole costs experienced in Equatorial Guinea Block D and Cote d'Ivoire Block CI-12. In addition, the Company had increased geological and geophysical costs in the 1997 period as compared to the 1996 period reflecting a higher level of exploration activity in Cote d'Ivoire, Equatorial Guinea and North America.

  Depreciation, depletion and amortization (DD&A) expense for the six months ended June 30, 1997 of $43.6 million increased 4.2% from $41.8 million for the comparable 1996 period. This increase is primarily attributable to increased production levels in Cote d'Ivoire and Equatorial Guinea. The rate per BOE of oil and gas DD&A decreased 11.6% from $6.22 per BOE in the first six months of 1996 to $5.48 per BOE in the 1997 comparable period. This decrease is primarily due to a change in the Company's production mix (lower Gulf of Mexico production with historically high DD&A rates, offset by increased West African production with lower DD&A rates).

  Interest and debt expense for the six months ended June 30, 1997 was $9.4 million, including non-cash amortization of debt issue costs totaling $0.7 million, compared to $11.4 million in the six months ended June 30, 1996. The decrease in interest expense is primarily due to the reduced debt levels in 1997 as a result of debt payments in late 1996 with the proceeds of the November 1996 equity offering.

  An income tax provision of $6.4 million (of which $2.7 million is a current provision and $3.7 million is a deferred provision) was recognized for the six months ended June 30, 1997, compared to a provision of $5.9 million (of which $0.3 million was a current provision and $5.6 million was a deferred provision) for the comparable 1996 period. Significantly impacting first six months 1997 current taxes is a $2.3 million non-cash provision representing current taxes incurred in Cote d'Ivoire which, under the terms of the production sharing contract, will be paid by the Ivorian government from their production proceeds. Consistent with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, the deferred income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet. The deferred tax provision for the six months of 1997 reflects a $1.1 million benefit reflecting final analysis and resolution of certain Canadian tax issues.

  The Company reported net income of $8.0 million, or $0.22 per share, for the first six months of 1997 compared to a net income of $9.0 million, or $0.24 per share, for the six months of 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996.

  Material changes in the results of operations between the three months ended June 30, 1997 and 1996, primarily reflect the significant increases in oil and natural gas production volumes offset by decreases in prices received and gain on sale of assets, all of which have been discussed previously. Production costs during the second quarter of 1997 as compared to the comparable period in 1996 reflect the Equatorial Guinea production that began in the third quarter of 1996.

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

  The primary sources of cash for the Company during the six months ended
June 30, 1997, included proceeds from funds generated from operations, proceeds from asset sales and exercise of stock options. In the comparable period of 1996, the primary sources of cash included funds generated from operations, proceeds from asset sales and bank borrowings. Primary cash uses for the six months ended June 30, 1997 and 1996 included capital expenditures (including exploration expenses) which totaled $158.0 million and $62.2 million, respectively. In addition, during the six months ended June 30, 1997, cash uses include $2.3 million of debt issue costs as a result of the new Credit Facility discussed below.

  Discretionary cash flow, a measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of exploration expenses, including dry hole costs and impairments, DD&A, deferred income tax, gain (loss) on sale of assets and non-cash amortization of debt issue costs. The effects of working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures, debt repayment or dividend payments. The company generated discretionary cash flow for the six months ended June 30, 1997 and 1996 of $76.6 million and $53.9 million, respectively. The 42% increase in discretionary cash flow in the 1997 period as compared to the 1996 period is primarily due to increased oil production in Cote d'Ivoire and Equatorial Guinea.

  The Company has used the Credit Facility in the past to partially finance its capital expenditures. During March 1997, the Company completed negotiations to expand the Credit Facility to $300.0 million from $200.0 million with an initial borrowing base of $275.0 million. As of June 30, 1997, the Company had no outstanding loans thereunder and outstanding letters of credit of approximately $1.0 million. Resulting liquidity (including cash) at June 30, 1997 was approximately $290.4 million. As of December 31, 1996, the borrowing base under the Credit Facility was $200.0 million, and the Company had no outstanding loans thereunder and outstanding letters of credit of approximately $0.6 million. Resulting liquidity (including cash) exceeded $254.0 million.

  As part of its on-going operations, the Company periodically sells interests in proved reserves and enhanced exploration prospects. This practice continued in the first six months of 1997 and 1996, with net cash proceeds from sales of assets of $13.6 million and $29.7 million, respectively. During the six months ended June 30, 1997, the cash proceeds were generated through the sale of various non-strategic North American properties. These proceeds were used to redeploy capital to domestic and international opportunities which management believes will generate higher rates of return.

  The Company's capital expenditure budget for 1997 is expected to be approximately $300 million, consisting of approximately $100 million for exploration and approximately $200 million for development and property acquisitions. Primary areas of emphasis will be East Texas, the Gulf of Mexico and Western Africa. Funding for capital expenditures is anticipated to come from present cash on hand, discretionary cash flow and, if necessary, borrowings under the Credit Facility. In addition, the Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the established capital expenditure budget.

  Due to the aforementioned expanded Credit Facility and the equity offering completed in November 1996, the Company's financial structure has been significantly strengthened. The Company's debt to total capitalization ratio has decreased to 26% at June 30, 1997, from 27% at December 31, 1996. Combined with cash flows from operating activities, the Company has the financial strength, leverage and liquidity that will allow it to fund the 1997 capital expenditure program, including the international exploration and development opportunities in Cote d'Ivoire and Equatorial Guinea, and continue to selectively pursue strategic corporate and property acquisitions.

  The Company's interest coverage ratio (calculated as the ratio of income from operations plus DD&A and exploration expense to interest plus capitalized interest less non-cash amortization of debt issue costs) was 10.21 to 1 for the first six months of 1997, compared with 7.11 to 1 for the first six months of 1996.

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

CHANGES IN PRICES AND INFLATION

  The Company's revenues and the value of its oil and natural gas properties have been, and will continue to be, affected by changes in oil and natural gas prices. The Company's ability to maintain its current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal, market and other fluctuations that are beyond the Company's ability to control or predict. Although certain Company costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations for the first six months of 1997 or 1996.

FORWARD - LOOKING STATEMENTS

  Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, future production levels from international and domestic fields, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission.

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

  (a) Exhibits: See Index to Exhibits on page 18.
  (b) Report on Form 8-K:
      None.


                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            UNITED MERIDIAN CORPORATION



August 6, 1997                               /s/Jonathan M. Clarkson
                                            ---------------------------------
                                            Jonathan M. Clarkson
                                            Executive Vice President and
                                            Chief Financial Officer


                                             /s/Christopher E. Cragg
                                            ---------------------------------
                                            Christopher E. Cragg
                                            Vice President, Controller and
                                            Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
------                              -------

 3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to UMC's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

 3.2 By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to UMC's Form S-8 (No. 333-28017) filed with the Securities and Exchange Commission on May 29, 1997.

 4.1 Amendment No. 1 to Registration Rights Agreement dated as of August 9, 1994 among GARI, UMC, General Atlantic Corporation, John Hancock Mutual Life Insurance Company and Fidelity Oil Holdings, Inc., incorporated by reference to Exhibit (c)(8) to UMC's Schedule 14D-1 (No. 5-44990) filed with the Securities and Exchange Commission on August 11, 1994.

 4.2 Specimen of certificate representing Series A Voting Common Stock, $0.01 par value, of the Company, incorporated herein by reference to Exhibit 4.13 to the Company's Form 10-Q for the period ended June 30, 1994 filed with the Securities and Exchange Commission on August 10, 1994.

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

 4.11 Global Credit Agreement dated as of March 18, 1997, among United Meridian Corporation, UMC Petroleum Corporation, The Chase Manhattan Bank, N.A., as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank of Texas, N.A. and Societe Generale, as Documentation

                   Agents, Banque Paribas, Wells Fargo Bank, N.A., and Colorado National Bank, as Co-Agents and The Lenders Now or Hereafter Signatory Hereto, incorporated by reference to Exhibit 4.11 to UMC's Form 10-Q for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 9, 1997.

 4.12 Credit Agreement dated as of March 18, 1997 among UMC Resources Canada Ltd., as the Company, The Chase Manhattan Bank of Canada, as Agent, and the Lenders Signatory Hereto, incorporated by reference to Exhibit 4.12 to UMC's Form 10-Q for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 9, 1997.

 4.13 Guaranty Agreement dated as of March 18, 1997, by UMC Petroleum Corporation in favor of The Chase Manhattan Bank of Canada, as Administrative Agent, and The Lenders Now or Hereafter Signatory to the Credit Agreement, incorporated by reference to Exhibit 4.13 to UMC's Form 10-Q for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 9, 1997.

 4.14 Guaranty Agreement dated as of March 18, 1997, by United Meridian Corporation in favor of The Chase Manhattan Bank, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank of Texas, N.A. and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., and Colorado National Bank as Co-Agents, and The Lenders Now or Hereafter Signatory to the Credit Agreement, incorporated by reference to Exhibit 4.14 to UMC's Form 10-Q for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 9, 1997.

 4.15 Guaranty Agreement dated as of March 18, 1997 by United Meridian Corporation in favor of The Chase Manhattan Bank of Canada, as Administrative Agent, and The Lenders Now or Hereafter Signatory to the Credit Agreement, incorporated by reference to Exhibit 4.15 to UMC's Form 10-Q for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 9, 1997.

 4.16 Guaranty Agreement dated as of March 18, 1997 by Norfolk Holdings, Inc. as the Guarantor, in favor of The Chase Manhattan Bank, as Administrative Agent, Morgan Guaranty Trust Company of New York as Syndication Agent, NationsBank of Texas, N.A. and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., and Colorado National Bank, as Co-Agents, and The Lenders Now or Hereafter Signatory to the Credit Agreement, incorporated by reference to Exhibit 4.16 to UMC's Form 10-Q for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 9, 1997.

 4.17 Guaranty Agreement dated as of March 18, 1997 by UMIC Cote d'Ivoire Corporation, as the Guarantor, in favor of The Chase Manhattan Bank, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank of Texas, N.A., and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., and Colorado National Bank, as Co-Agents, and The Lenders Now or Hereafter Signatory to the Credit Agreement, incorporated by reference to Exhibit 4.17 to UMC's Form 10-Q for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 9, 1997.

 4.18 Guaranty Agreement dated as of March 18, 1997 by UMC Equatorial Guinea Corporation, as the Guarantor, in favor of The Chase Manhattan Bank, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank of Texas, N.A. and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., and Colorado National Bank, as Co-Agents, and The Lenders Now or Hereafter Signatory to the Credit Agreement, incorporated by reference to Exhibit 4.18 to UMC's Form 10-Q for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 9, 1997.

 4.19 Intercreditor Agreement dated as of March 18, 1997, among United Meridian Corporation, UMC Petroleum Corporation, Norfolk Holdings Inc., UMC Resources Canada Ltd., UMIC Cote d'Ivoire Corporation, UMC Equatorial Guinea Corporation, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank of Texas, N.A. and Societe Generale, as Documentation Agents, Banque Paribas, Wells Fargo Bank, N.A., as Co-Agents, The Chase Manhattan Bank of Canada, as Canadian Agent, and The Lenders Now or Hereafter Signatory Hereto, incorporated by reference to Exhibit 4.19 to UMC's Form 10-Q for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 9, 1997.

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

 10.10 Third Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated November 13, 1996, incorporated by reference to Exhibit 4.3.3 to the Company's Form S-8
                   (No. 333-28017) filed with the Securities and Exchange Commission on May 29, 1997.

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

 10.30 Fourth Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated May 29, 1997, incorporated herein by reference to Exhibit 4.3.4 to the Company's Form S-8
                   (No. 333-28017) filed with the Securities and Exchange Commission on May 29, 1997.

 10.31 Second Amendment to the UMC 1994 Outside Directors' Nonqualified Stock Option Plan dated November 13, 1996, incorporated herein by reference to Exhibit 4.4 to the Company's Form S-8 (No. 333-28017) filed with the Securities and Exchange Commission on May 29, 1997.

 11.1*             Calculation of Net Income per Common Share.

 27.1* Financial Data Schedule, included solely in the Form 10-Q filed electronically with the Securities and Exchange Commission.

______________________
*   Filed herewith.
(B) REPORTS ON FORM 8-K
    None.