Form 10-Q/A
period 1997-06-30
UNITED MERIDIAN CORP
filed 1997-08-12
CIK 818885

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549-1004


                                 FORM 10-Q/A NO.1


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

                            FORM 10-Q/AMENDMENT NO. 1


        This Amendment No. 1 relates to the financial statements included in
Item 1 of Form 10-Q. These amended financial statements reflect certain reclassifications among the components of long-term debt as of June 30, 1997 to conform to the comparable presentation as of December 31, 1996.

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

                          UNITED MERIDIAN CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)



                                                                  December 31,
                                                June 30, 1997         1996
                                                -------------     ------------
                                                 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...............................  $  91,550         $  80,593
 Advances from joint owners.....................     15,838             5,575
 Interest payable...............................      3,530             3,800
 Accrued liabilities............................      7,863             7,525
 Current maturities of long-term debt...........      1,635               899
                                                  ---------         ---------
                                                    120,416            98,392
                                                  ---------         ---------
Long-term debt:
 10-3/8% senior subordinated notes..............    150,000           150,000
 Other..........................................      6,466             6,832
                                                  ---------         ---------
                                                    156,466           156,832
                                                  ---------         ---------
Deferred credits and other liabilities:
 Deferred income taxes..........................     20,335            20,797
 Gas imbalances payable.........................      4,385             3,994
 Other..........................................      6,473             6,042
                                                  ---------         ---------
                                                     31,193            30,833
                                                  ---------         ---------
Commitments and contingencies

Stockholders' equity:
 Common stock...................................        356               352
 Additional paid-in capital.....................    547,274           540,661
 Foreign currency translation adjustment........     (4,596)           (4,257)
 Retained earnings (deficit)....................    (96,501)         (104,520)
                                                  ---------         ---------
                                                    446,533           432,236
                                                  ---------         ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY..................................  $ 754,608         $ 718,293
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


                                        UNITED MERIDIAN CORPORATION


August 12, 1997                         /s/ Jonathan M. Clarkson
                                        --------------------------------
                                        Jonathan M. Clarkson
                                        Executive Vice President and
                                         Chief Financial Officer


                                        /s/ Christopher E. Cragg
                                        ---------------------------------
                                        Christopher E. Cragg
                                        Vice President, Controller and
                                         Chief Accounting Officer