Form 10-Q
period 1997-09-30
UNITED MERIDIAN CORP
filed 1997-11-13
CIK 818885

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549-1004


                                   FORM 10-Q


                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                              ------------------

                     Commission file number     1-12088
                                              ---------------


                          UNITED MERIDIAN CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                     75-2160316
----------------------------------         -------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


1201 Louisiana, Suite 1400, Houston, TX                     77002-5603
------------------------------------------         ----------------------------
 (Address of principal executive offices)                   (Zip Code)


                                (713) 654-9110
                          --------------------------
                        (Registrant's telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

          The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of October 31, 1997, the latest practicable date, was 35,783,929.
                                -----------

--------------------------------------------------------------------------------

                          UNITED MERIDIAN CORPORATION

                                   FORM 10-Q
                               SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements (Unaudited)
               Consolidated Statement of Income for the Three Months and Nine Months
                 Ended September 30, 1997 and 1996.....................................    1
               Consolidated Balance Sheet at September 30, 1997 and
                 December 31, 1996.....................................................    2
               Consolidated Statement of Changes in Stockholders'
                 Equity for the Year Ended December 31, 1996 and for the Nine
                 Months Ended September 30, 1997.......................................    4
               Consolidated Statement of Cash Flows for the Nine Months
                 Ended September 30, 1997 and 1996.....................................    5
               Notes to Consolidated Financial Statements..............................    6

   Item 2.   Management's Discussion and Analysis of Results of Operations
               and Financial Condition.................................................   12

 PART II -- OTHER INFORMATION

   Item 1.    Legal Proceedings........................................................   16
   Item 2.    Changes in Securities....................................................   16
   Item 3.    Defaults Upon Senior Securities..........................................   16
   Item 4.    Submission of Matters to a Vote of Security Holders......................   16
   Item 5.    Other Information........................................................   16
   Item 6.    Exhibits and Reports on Form 8-K.........................................   16

SIGNATURES.............................................................................   16

EXHIBITS --

  Index to Exhibits....................................................................   17

                          UNITED MERIDIAN CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              For the three months     For the nine months
                                                               ended September 30,      ended September 30,
                                                            ------------------------  ------------------------
                                                                1997         1996         1997         1996
                                                                ----         ----         ----         ----
Revenues:
   Gas sales................................................  $23,262      $24,858      $ 76,507     $ 84,373
   Oil sales................................................   37,951       21,746       101,190       57,030
   Gain on sale of assets...................................      649        7,385         2,897       25,397
   Other....................................................      508           79         2,326          759
                                                              -------      -------      --------     --------
                                                               62,370       54,068       182,920      167,559
                                                              -------      -------      --------     --------
Costs and expenses:
   Production costs.........................................   13,529       10,924        39,234       35,219
   General and administrative...............................    2,681        3,040         8,729        9,559
   Exploration, including dry holes
      and impairments.......................................    7,727        8,105        30,545       22,816
   Depreciation, depletion and amortization.................   24,297       21,072        67,895       62,893
                                                              -------      -------      --------     --------
                                                               48,234       43,141       146,403      130,487
                                                              -------      -------      --------     --------

Income from operations......................................   14,136       10,927        36,517       37,072
Other income, expenses and deductions:
   Interest and debt expense................................   (5,631)      (5,440)      (15,069)     (16,820)
   Interest and other income................................     (105)        (124)        1,322          (46)
                                                               ------      -------      --------     --------
Income before income taxes..................................    8,400        5,363        22,770       20,206
Income tax provision:
   Current..................................................   (2,281)        (373)       (4,955)        (670)
   Deferred.................................................   (2,816)      (2,152)       (6,493)      (7,747)
                                                              -------      -------      --------     --------
Net income..................................................    3,303        2,838        11,322       11,789

Preferred stock dividends...................................       --           --            --       (1,531)
                                                              -------      -------      --------     --------

Net income available to common stockholders.................  $ 3,303      $ 2,838      $ 11,322     $ 10,258
                                                              =======      =======      ========     ========

Net income per common share (Exhibit 11.1)..................  $  0.09        $0.09        $0.31      $   0.33
                                                              =======      =======       ======      ========
Weighted average number of common
   shares outstanding, including
   common share equivalents (Exhibit 11.1)..................   36,789       32,025       36,632        30,695
                                                              =======      =======      =======      ========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                              September 30,     December 31,
                                                 1997              1996
                                              -------------     ------------
                                               (Unaudited)
            ASSETS

Current assets:
 Cash and cash equivalents..................   $   15,157        $  54,942
 Accounts receivable
   Oil and gas sales........................       29,435           36,238
   Joint interest and other.................       62,832           45,447
 Deferred income taxes......................        7,081            2,839
 Inventory..................................       13,304           11,389
 Prepaid expenses and other.................        5,003            5,306
                                               ----------        ---------
                                                  132,812          156,161
                                               ----------        ---------
Property and equipment, at cost:
 Oil and gas (successful efforts method)
   Proved properties........................    1,052,251          851,818
   Unproved properties......................       28,866           14,667
 Other property and equipment...............       11,274            8,295
                                               ----------        ---------
                                                1,092,391          874,780
Accumulated depreciation, depletion and
  amortization..............................     (395,292)        (350,591)
                                               ----------        ---------
                                                  697,099          524,189
                                               ----------        ---------
Other assets:
 Gas imbalances receivable..................        6,232            5,702
 Deferred income taxes......................       17,594           23,035
 Debt issue costs...........................        9,609            8,370
 Other......................................        1,084              836
                                               ----------        ---------
                                                   34,519           37,943
                                               ----------        ---------
       TOTAL ASSETS.........................   $  864,430        $ 718,293
                                               ==========        =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                       September 30,            December 31,
                                                           1997                     1996
                                                       -------------            ------------
                                                       (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................     $ 81,592                $  80,593
 Advances from joint owners..........................       16,206                    5,575
 Interest payable....................................        8,548                    3,800
 Accrued liabilities.................................        8,643                    7,525
 Current maturities of long-term debt................          911                      899
                                                          --------                ---------
                                                           115,900                   98,392
                                                          --------                ---------
Long-term debt:
 10-3/8% senior subordinated notes...................      150,000                  150,000
 Global credit facility..............................      106,223                       --
 Other...............................................        6,238                    6,832
                                                          --------                ---------
                                                           262,461                  156,832
                                                          --------                ---------

Deferred credits and other liabilities:
 Deferred income taxes...............................       21,811                  20,797
 Gas imbalances payable..............................        4,668                   3,994
 Other...............................................        6,949                   6,042
                                                          --------                --------
                                                            33,428                  30,833
                                                          --------                --------
Commitments and contingencies

Stockholders' equity:
 Common stock........................................          358                     352
 Additional paid-in capital..........................      550,077                 540,661
 Foreign currency translation adjustment.............       (4,596)                 (4,257)
 Retained earnings (deficit).........................      (93,198)               (104,520)
                                                          --------               ---------
                                                           452,641                 432,236
                                                          --------               ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........     $864,430               $ 718,293
                                                          ========               =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

 FOR THE YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1997





                                         SERIES F
                                     PREFERRED STOCK       COMMON STOCK         ADD'L       FOREIGN       RETAINED
                                   -------------------  ------------------     PAID IN      CURRENCY      EARNINGS
                                    SHARES     AMOUNT     SHARES    AMOUNT     CAPITAL     ADJUSTMENT     (DEFICIT)     TOTAL
                                  -----------  -------  ----------  ------   -----------   -----------  ------------  -----------
Balance, December 31, 1995......   1,166,667   $   12   28,150,224  $  281   $  336,469    $  (4,057)   $(120,393)    $ 212,312
   Foreign currency translation
     adjustment.................                                                                (200)                      (200)
   Common stock offering........                         4,088,942      41      182,629                                 182,670
   Exercise of common stock
     options....................                           897,007       9       17,951                                  17,960
   Exercise of warrants.........                           235,749       2        3,619                                   3,621
   Preferred stock dividends....                                                                           (1,531)       (1,531)
   Automatic conversion of
     Series F preferred stock
     to common stock............  (1,166,667)     (12)   1,845,284      19           (7)                                      -
   Net income...................                                                                           17,404        17,404
                                  ----------   ------   ----------  ------    ---------   ----------    ---------     ---------

Balance, December 31, 1996......           -        -   35,217,206     352      540,661       (4,257)    (104,520)      432,236
   Foreign currency translation
     adjustment.................                                                                (339)                      (339)
   Exercise of common stock
     options....................                           545,573       6        9,416                                   9,422
   Common shares issued
     in exchange for shares
     of General Atlantic
      Resources, Inc............                             2,662       -                                                    -
   Net income...................                                                                           11,322        11,322
                                  ----------   ------   ----------  ------    ---------   ----------    ---------     ---------

Balance, September 30, 1997
   (Unaudited)..................           -   $    -   35,765,441    $358     $550,077      $(4,596)   $ (93,198)    $ 452,641
                                  ==========   ======   ==========    ====     ========      =======    =========     =========



                  The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    For the nine months
                                                                                    ended September 30,
                                                                            -------------------------------------
                                                                                  1997                 1996
                                                                            ----------------      ---------------
Cash flows from operating activities:
  Net income.............................................................   $  11,322                    $  11,789
  Adjustments to reconcile net income to cash from
     operating activities:
        Exploration, including dry holes and impairments.................      30,545                       22,816
        Depreciation, depletion and amortization.........................      67,895                       62,893
        Amortization of debt issue cost..................................       1,160                        1,186
        Deferred income tax provision....................................       6,493                        7,747
        Gain on sale of assets...........................................      (2,897)                     (25,397)
                                                                            ---------                    ---------
                                                                              114,518                       81,034
            Changes in assets and liabilities:
     Increase in receivables.............................................      (9,808)                     (14,775)
     Increase (decrease) in payables and other current
        liabilities......................................................      13,655                      (20,670)
     Increase (decrease) in net gas imbalances...........................         144                       (1,654)
     Other...............................................................      (3,354)                      (8,138)
                                                                            ---------                    ---------
        Net cash provided by operating activities........................     115,155                       35,797
                                                                            ---------                    ---------
Cash flows from investing activities:
  Exploration............................................................     (87,295)                     (44,087)
  Development............................................................    (189,350)                     (47,423)
  Additions to other property and equipment..............................      (2,210)                        (687)
  Net proceeds from sale of assets.......................................      15,447                       39,891
                                                                            ---------                    ---------
         Net cash used in investing activities...........................    (263,408)                     (52,306)
                                                                            ---------                    ---------
Cash flows from financing activities:
  Repayment of long-term debt............................................     (20,319)                    (144,214)
  Additions to total debt................................................     125,960                      151,432
  Debt issue costs.......................................................      (2,446)                       (251)
  Proceeds from exercise of common stock options.........................       5,273                       9,790
  Preferred stock dividends..............................................           -                      (1,531)
                                                                            ---------                    --------
        Net cash provided by financing activities........................     108,468                      15,226
                                                                            ---------                    --------
Net decrease in cash and cash equivalents................................     (39,785)                     (1,283)

Cash and cash equivalents at beginning of period.........................      54,942                      13,586
                                                                            ---------                    --------
Cash and cash equivalents at end of period...............................   $  15,157                    $ 12,303
                                                                            =========                    ========

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

1997 TRANSACTIONS
-----------------

         Through September 1997, the Company has acquired additional interests in various properties from several of its institutional partners. In conjunction with one of these acquisitions, the Company sold a portion of the acquired interests. The net cost of the additional interests acquired from the Company's institutional partners was approximately $45,081,000. In addition, the Company acquired interests in other North American properties for total consideration of $15,307,000.

         During the nine months ended September 30, 1997, the Company sold various non-strategic North American properties for total proceeds of $15,447,000, resulting in pre-tax gains of $2,897,000.

1996 TRANSACTIONS
-----------------

         In late 1995, the Company agreed to assign to Yukong Limited a portion of its interests in Blocks CI-01 and CI-02 in Cote d'Ivoire and Blocks B, C and D in Equatorial Guinea. Mobil Equatorial Guinea, Inc. (Mobil) subsequently exercised its preferential right to purchase the interest in Block B in lieu of the proposed assignment to Yukong Limited. Under the agreements, the Company received $18,077,000 in cash in the first nine months of 1996, resulting in a pre-tax gain of $15,774,000.

         In June 1996, UMC Resources Canada, Inc. (Resources), the Company's wholly-owned Canadian subsidiary, sold all of its interests in the Rocanville area in the province of Saskatchewan, effective May 1, 1996. Net proceeds from the sale were $6,722,000 and a gain of $4,679,000 was recognized.

         In September 1996, the Company executed an agreement with Shell Exploration Africa B.V. (Shell), a unit of the Royal Dutch/Shell group, to sell a 55% contract interest in Block CI-105 in Cote d'Ivoire. The sale resulted in the Company recognizing a gain of $3,260,000 on proceeds of $3,260,000. An additional $940,000 was received relating to reimbursement of exploration expense previously incurred by the Company.

         During the first nine months of 1996, the Company sold various other non-strategic North American properties for total proceeds of $11,832,000 resulting in pre-tax gains of $1,684,000.

NOTE 3   FINANCIAL INSTRUMENTS

         The Company hedged a portion of its oil production with collar agreements in the first nine months of 1997, having no material impact on oil revenues.

         The Company had a natural gas collar contract in place through October 1997 for 1 BCF per month with a floor price of $2.10 and a cap price of $2.39 and a separate no-cost collar for 250,000 MCF per month for October 1997 production at a floor price of $2.00 and a cap price of $2.26. UMC's current hedging agreements are settled on a monthly basis. All of UMC's current hedge contracts specify the third-party index to be the New York Mercantile Exchange (NYMEX) futures contract prices for the applicable commodity, matching the appropriate basis risk. The Company incurred a loss of $178,000 on these natural gas collar contracts through September 30, 1997. There was no deferred hedge gain or loss at September 30, 1997.

         The Company currently has a fixed interest rate swap contract that provides for fixed interest rates ranging from 6.10% in 1997 to 6.40% in 1998. The effect of this swap was an increase in interest and debt expense of $122,000 during the nine months ended September 30, 1997.

NOTE 4   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

         The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", superseding Accounting Principles Board (APB) No. 15. Although SFAS No. 128 cannot be adopted until December 15, 1997, pro forma disclosures are allowed to minimize the impact of year-end adoption. Therefore, the following pro forma information is presented:

                                                               For the three months        For the nine months
                                                                ended September 30,        ended September 30,
                                                               -------------------      -----------------------
                                                                1997        1996          1997          1996
                                                               --------   --------      --------      ---------
          Primary EPS as reported under APB No. 15             $   0.09   $   0.09      $   0.31      $    0.33
          Effect of SFAS No. 128                                      -          -          0.01           0.02
                                                               --------   --------      --------      ---------
          Basic EPS, as restated                               $   0.09   $   0.09      $   0.32      $    0.35
                                                               ========   ========      ========      =========

          Fully diluted EPS as reported under APB No. 15       $   0.09   $   0.09      $   0.31      $    0.33
          Effect of SFAS No. 128                                      -          -             -              -
                                                               --------   --------      --------      ---------
          Diluted EPS, as restated                             $   0.09   $   0.09      $   0.31      $    0.33
                                                               ========   ========      ========      =========


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


Certain intercompany notes and the related accrued interest were transferred from UMC to a newly formed non-guarantor subsidiary effective as of January 1, 1997.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 1997 and 1996
(In thousands)


                                                                           Unconsolidated
                                                       -------------------------------------------------
                                                                         Guarantor       Non-Guarantor          Consolidated
                                                          UMC           Subsidiary       Subsidiaries               UMC
                                                       ----------    ---------------   -----------------      ----------------
1997
----
Revenues............................................   $        -    $        94,856   $          88,064      $        182,920
                                                       ----------    ---------------   -----------------      ----------------
Costs and expenses:
  Production costs..................................            -             25,683              13,551                39,234
  General and administrative........................          120              7,432               1,177                 8,729
  Exploration, including dry holes and
    impairments.....................................            -             10,720              19,825                30,545
  Depreciation, depletion and amortization..........            -             37,897              29,998                67,895
                                                       ----------    ---------------   -----------------      ----------------
Income (loss) from operations.......................         (120)            13,124              23,513                36,517
  Interest income (expense), net....................      (12,086)           (29,035)             26,052               (15,069)
  Other credits, net................................            -              1,115                 207                 1,322
                                                       ----------    ---------------   -----------------      ----------------
Income (loss) before income taxes...................      (12,206)           (14,796)             49,772                22,770
Income tax benefit (provision)......................        4,915            (11,970)             (4,393)              (11,448)
                                                       ----------    ---------------   -----------------      ----------------
Net income (loss)...................................   $   (7,291)   $       (26,766)  $          45,379      $         11,322
                                                       ==========    ===============   =================      ================

1996
----
Revenues............................................   $        -    $       108,986   $          58,573      $        167,559
                                                       ----------    ---------------   -----------------      ----------------
Costs and expenses:
  Production costs..................................            -             26,109               9,110                35,219
  General and administrative........................          150              7,784               1,625                 9,559
  Exploration, including dry holes and
    impairments.....................................            -             13,736               9,080                22,816
  Depreciation, depletion and amortization..........            -             52,606              10,287                62,893
                                                       ----------    ---------------   -----------------      ----------------
Income (loss) from operations.......................         (150)             8,751              28,471                37,072
  Interest income (expense), net....................       13,351            (23,399)             (6,772)              (16,820)
  Other credits, net................................            -               (202)                156                   (46)
                                                       ----------    ---------------   -----------------      ----------------
Income (loss) before income taxes...................       13,201            (14,850)             21,855                20,206
Income tax benefit (provision)......................       (5,159)             4,181              (7,439)               (8,417)
                                                       ----------    ---------------   -----------------      ----------------
Net income (loss)...................................   $    8,042    $       (10,669)  $          14,416      $         11,789
                                                       ==========    ===============   =================      ================



SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 1997 and 1996
(In thousands)

                                                                         Unconsolidated
                                                       -------------------------------------------------
                                                                         Guarantor       Non-Guarantor          Consolidated
                                                          UMC           Subsidiary       Subsidiaries               UMC
                                                       ----------    ---------------   -----------------      ----------------
1997
----
Revenues............................................   $        -    $        29,267   $          33,103      $         62,370
                                                       ----------    ---------------   -----------------      ----------------
Costs and expenses:
  Production costs..................................            -              8,207               5,322                13,529
  General and administrative........................           30              2,346                 305                 2,681
  Exploration, including dry holes and
    impairments.....................................            -              5,095               2,632                 7,727
  Depreciation, depletion and amortization..........            -             11,988              12,309                24,297
                                                       ----------    ---------------   -----------------      ----------------
Income (loss) from operations.......................          (30)             1,631              12,535                14,136
  Interest income (expense), net....................      (21,726)           (17,032)             33,127                (5,631)
  Other credits, net................................            -               (206)                101                  (105)
                                                       ----------    ---------------   -----------------      ----------------
Income (loss) before income taxes...................      (21,756)           (15,607)             45,763                 8,400
Income tax benefit (provision)......................        8,819            (11,208)             (2,708)               (5,097)
                                                       ----------    ---------------   -----------------      ----------------
Net income (loss)...................................   $  (12,937)   $       (26,815)  $          43,055      $          3,303
                                                       ==========    ===============   =================      ================

1996
----
Revenues............................................   $        -    $        31,980   $          22,088      $         54,068
                                                       ----------    ---------------   -----------------      ----------------
Costs and expenses:
  Production costs..................................            -              7,651               3,273                10,924
  General and administrative........................           43              2,597                 400                 3,040
  Exploration, including dry holes and
    impairments.....................................            -              4,925               3,180                 8,105
  Depreciation, depletion and amortization..........            -             17,069               4,003                21,072
                                                       ----------    ---------------   -----------------      ----------------
Income (loss) from operations.......................          (43)              (262)             11,232                10,927
  Interest income (expense), net....................        4,502             (7,585)             (2,357)               (5,440)
  Other credits, net................................            -               (180)                 56                  (124)
                                                       ----------    ---------------   -----------------      ----------------
Income (loss) before income taxes...................        4,459             (8,027)              8,931                 5,363
Income tax benefit (provision)......................       (2,788)             2,909              (2,646)               (2,525)
                                                       ----------    ---------------   -----------------      ----------------
Net income (loss)...................................   $    1,671    $        (5,118)  $           6,285      $          2,838
                                                       ==========    ===============   =================      ================


SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
At September 30, 1997 and December 31, 1996
(In thousands)

                                                                Unconsolidated
                                            -------------------------------------------------
                                                              Guarantor       Non-Guarantor       Eliminating      Consolidated
                                               UMC           Subsidiary       Subsidiaries          Entries            UMC
                                            ----------    ---------------   -----------------     ------------   ----------------
SEPTEMBER 30, 1997
------------------
              ASSETS

Current assets..........................    $        2    $        62,639   $          70,171     $          -   $        132,812
Intercompany investments................       674,271            340,395             342,916       (1,357,582)                 -
Property and equipment, net.............             -            339,060             358,039                -            697,099
Other assets............................         5,723             30,872              (2,076)               -             34,519
                                            ----------    ---------------   -----------------     ------------   ----------------
  Total assets..........................    $  679,996    $       772,966   $         769,050     $ (1,357,582)  $        864,430
                                            ==========    ===============   =================     ============   ================

 LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities.....................    $    7,217    $        61,201   $          47,482     $          -   $        115,900
Long-term debt..........................       150,000             99,075              13,386                -            262,461
Deferred credits and other
  liabilities...........................             -             11,020              22,408                -             33,428
Stockholders' equity....................       522,779            601,670             685,774       (1,357,582)           452,641
                                            ----------    ---------------   -----------------     ------------   ----------------
    Total liabilities & stockholders'
      equity............................    $  679,996    $       772,966   $         769,050     $ (1,357,582)           864,430
                                            ==========    ===============   =================     ============   ================

DECEMBER 31, 1996
-----------------
                 ASSETS
Current assets..........................     $       3    $        93,023   $          63,135     $          -            156,161
Intercompany investments................       668,025           (346,861)           (182,827)        (138,337)                 -
Property and equipment, net.............             -            282,236             241,953                -            524,189
Other assets............................         5,947             36,714              (4,718)               -             37,943
                                            ----------    ---------------   -----------------     ------------   ----------------
   Total assets.........................    $  673,975    $        65,112   $         117,543     $   (138,337)  $        718,293
                                            ==========    ===============   =================     ============   ================

  LIABILITIES & STOCKHOLDERS'  EQUITY

Current liabilities.....................    $    3,327    $        42,577   $          52,488     $          -   $         98,392
Long-term debt..........................       150,000             (5,700)             12,532                -            156,832
Deferred credits and other
   liabilities..........................             -              9,421              21,412                -             30,833
Stockholders' equity....................       520,648             18,814              31,111         (138,337)           432,236
                                            ----------    ---------------   -----------------     ------------   ----------------
    Total liabilities & stockholders'
      equity............................    $  673,975    $        65,112   $         117,543     $   (138,337)  $        718,293
                                            ==========    ===============   =================     ============   ================

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996
(In thousands)

                                                                          Unconsolidated
                                                             ----------------------------------------
                                                                        Guarantor       Non-Guarantor   Consolidated
1997                                                           UMC      Subsidiary      Subsidiaries        UMC
----                                                         --------   ----------      -------------   ------------
Cash flows from operating activities:
   Net income (loss)......................................    $(7,291)    $(26,766)         $  45,379      $  11,322
   Adjustments to reconcile net income (loss)
    to cash from operating activities.....................     (4,501)      57,045             50,652        103,196
   Changes in assets and liabilities......................      3,890        2,115             (5,368)           637
                                                              -------     --------          ---------      ---------
     Net cash provided by (used in) operating
       activities.........................................     (7,902)      32,394             90,663        115,155

Cash flows used in investing activities...................          -      (93,580)          (169,828)      (263,408)

Cash flows provided by financing
   activities.............................................      7,901       19,188             81,379        108,468
                                                              -------     --------          ---------      ---------
Net increase (decrease) in cash and cash
   equivalents............................................         (1)     (41,998)             2,214        (39,785)

Cash and cash equivalents at beginning
   of period..............................................          3       41,759             13,180         54,942
                                                              -------     --------          ---------      ---------

Cash and cash equivalents at end of period................    $     2     $   (239)         $  15,394      $  15,157
                                                              =======     ========          =========      =========

1996
----
Cash flows from operating activities:
   Net income (loss)......................................    $ 8,042     $(10,669)         $  14,416      $  11,789
   Adjustments to reconcile net income
    (loss) to cash from operating activities..............      5,560       61,586              2,099         69,245
   Changes in assets and liabilities......................      3,792      (27,238)           (21,791)       (45,237)
                                                              -------     --------          ---------      ---------
     Net cash provided by (used in) operating
       activities.........................................     17,394       23,679             (5,276)        35,797

Cash flows used in investing activities...................          -      (43,678)            (8,628)       (52,306)

Cash flows provided by financing
   activities.............................................    (17,413)      12,373             20,266         15,226
                                                              -------     --------          ---------      ---------
Net increase (decrease) in cash and cash
   equivalents............................................        (19)      (7,626)             6,362         (1,283)

Cash and cash equivalents at beginning
   of period..............................................         31        6,631              6,924         13,586
                                                              -------     --------          ---------      ---------
Cash and cash equivalents at end of period................    $    12     $   (995)         $  13,286      $  12,303
                                                              =======     ========          =========      =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods shown:



                                                                    FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                   ----------------------      -------------------
                                                                        1997       1996           1997       1996
                                                                   -----------  ---------      --------   --------
Production:
       Oil (MBO)
          U.S..........................................                   603        449          1,573      1,570
          Canada.......................................                   110        107            322        403
          Cote d'Ivoire................................                   250        217            818        661
          Equatorial Guinea............................                 1,191        229          2,870        229
                                                                      -------    -------        -------    -------
   Total                                                                2,154      1,002          5,583      2,863

       Natural gas (MMCF)
          U.S..........................................                 9,617     11,691         30,271     36,542
          Canada.......................................                 1,940      1,396          5,410      3,912
          Cote d'Ivoire................................                 1,452        571          3,612      1,814
                                                                      -------    -------        -------    -------
            Total......................................                13,009     13,658         39,293     42,268

Average wellhead sales price, including hedging:
       Oil ($ per bbl)
          U.S..........................................               $ 17.16    $ 22.18        $ 18.18    $ 20.13
          Canada.......................................               $ 16.78    $ 20.76        $ 18.16    $ 18.62
          Cote d'Ivoire................................               $ 18.41    $ 20.65        $ 18.55    $ 19.40
          Equatorial Guinea............................               $ 17.78    $ 22.23        $ 17.97    $ 22.23
            Average....................................               $ 17.63    $ 21.71        $ 18.13    $ 19.92

       Natural gas ($ per MCF)
          U.S..........................................               $  1.93    $  1.88        $  2.07    $  2.08
          Canada.......................................               $  1.20    $  1.30        $  1.39    $  1.34
          Cote d'Ivoire................................               $  1.76    $  1.81        $  1.80    $  1.75
            Average....................................               $  1.80    $  1.82        $  1.95    $  2.00

Additional data ($ per BOE):
       Production and operating costs /(1)/............               $  2.69    $  3.19        $  2.68    $  3.02
       General and administrative expense..............               $  0.62    $  0.93        $  0.72    $  0.96
       Oil and natural gas depletion and depreciation..               $  5.52    $  6.35        $  5.50    $  6.26

/(1)/ Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes of $0.44 and $0.14 per BOE for the three months ended September 30, 1997 and 1996, respectively, and $0.55 and $0.53 per BOE for the nine months ended September 30, 1997 and 1996, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

       Oil and gas revenues for the nine months ended September 30, 1997 were $177.7 million, or 25.7% greater than oil and gas revenues of $141.4 million for the nine months ended September 30, 1996. The increase in oil and gas revenues is primarily due to increased oil production volumes in West Africa, offset by both lower U.S. gas volumes due primarily to property sales and lower product prices. The average sales price after hedging for natural gas decreased to $1.95 per Mcf, or 2.5%, in the first nine months as compared to the same period of 1996. Natural gas production for the nine months ended September 30, 1997 was 39,293 MMCF, a decrease of 7.0% as compared to the first nine months of 1996, due primarily to the impact of property sales and natural production declines. Oil production increased 95.0% to 5,583 MBO in the first nine months of 1997 as compared to the same period in 1996 due primarily to increased oil production in Equatorial Guinea. The average sales price after hedging for oil decreased to $18.13, or 9.0%, in the nine months ended September 30, 1997 as compared to the prior year period.

       During the nine months ended September 30, 1997, the Company sold various non-strategic North American properties for total cash proceeds of $15.4 million, resulting in pre-tax gains of $2.9 million. The 1996 pre-tax gains on sales of assets included a gain of $15.8 million on cash proceeds of $18.1 million related to the sale to Mobil of a 10% interest in Equatorial Guinea Block B, gain on sale of the Company's interests in the Rocanville area of Saskatchewan of $4.7 million on proceeds of $6.7 million and the gain on the sale of a 55% contract interest in Block CI-105 in Cote d'Ivoire of $3.3 million on proceeds of $3.3 million.

       Production costs, including ad valorem and production taxes, increased to $39.2 million, or 11.4%, in the first nine months of 1997 as compared to $35.2 million in the comparable period of 1996, primarily due to production in Equatorial Guinea for the full 1997 period. However, on a cost per barrel of oil equivalent (BOE) basis, production costs in the first nine months of 1997 decreased $0.32 per BOE, or 9.0%, when compared to the first nine months of 1996.

       General and administrative expenses for the nine months ended September 30, 1997 were $8.7 million compared to $9.6 million in the nine months ended September 30, 1996. This decrease was primarily due to certain non-cash benefit accrual adjustments in 1997 and increased management fees earned from institutional partners. General and administrative expenses per BOE of production decreased from $0.96 per BOE in the first nine months of 1996 to $0.72 per BOE in the comparable period of 1997, the result of both lower net costs and increased production.

       Exploration, dry hole and lease impairment expenses for the first nine months of 1997 totaled $30.5 million as compared to $22.8 million in the first nine months of 1996. This increase of $7.7 million was primarily due to dry hole costs experienced in Equatorial Guinea Block D and Cote d'Ivoire Block CI-
12. In addition, the Company had increased geological and geophysical costs in the 1997 period as compared to the 1996 period reflecting a higher level of exploration activity in Cote d'Ivoire, Equatorial Guinea and North America.

       Depreciation, depletion and amortization (DD&A) expense for the nine months ended September 30, 1997 of $67.9 million increased 8.0% from $62.9 million for the comparable 1996 period. This increase is primarily attributable to increased production levels in Cote d'Ivoire and Equatorial Guinea. The rate per BOE of oil and gas DD&A decreased 12.1% from $6.26 per BOE in the first nine months of 1996 to $5.50 per BOE in the 1997 comparable period. This decrease is primarily due to a change in the Company's production mix and reserve additions.

       Interest and debt expense for the nine months ended September 30, 1997 was $15.1 million, including non-cash amortization of debt issue costs totaling $1.2 million, compared to $16.8 million in the nine months ended September 30, 1996. The decrease in interest expense is primarily due to the reduced debt levels in 1997 as a result of debt payments in late 1996 with the proceeds of the November 1996 equity offering.

       An income tax provision of $11.4 million (of which $4.9 million is a current provision and $6.5 million is a deferred provision) was recognized for the nine months ended September 30, 1997, compared to a provision of $8.4 million (of which $0.7 million was a current provision and $7.7 million was a deferred provision) for the comparable 1996 period. Significantly impacting current taxes in the first nine months of 1997 is a $3.5 million non-cash provision representing current taxes incurred in Cote d'Ivoire which, under the terms of the production sharing contract, will be paid by the Ivorian government from their production proceeds. Consistent with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, the deferred income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet. The deferred tax provision for the nine months of 1997 includes a $1.1 million benefit reflecting final analysis and resolution of certain Canadian tax issues.

       The Company reported net income of $11.3 million, or $0.31 per share, for the first nine months of 1997 compared to a net income of $11.8 million, or $0.33 per share, for the nine months of 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

       Material changes in the results of operations between the three months ended September 30, 1997 and 1996, primarily reflect the significant increases in oil production volumes offset by decreases in prices received, all of which have been discussed previously. Production costs during the third quarter of 1997 as compared to the comparable period in 1996 reflect the impact of Equatorial Guinea production for the full 1997 period.

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

       The primary sources of cash for the Company during the nine months ended September 30, 1997, included proceeds from funds generated from operations, proceeds from asset sales, exercise of stock options and borrowings under the Global Credit Facility. In the comparable period of 1996, the primary sources of cash included funds generated from operations, proceeds from asset sales and exercise of stock options and warrants. Primary cash uses for the nine months ended September 30, 1997 and 1996 included capital expenditures (including exploration expenses) which totaled $278.9 million and $92.2 million, respectively.

       Discretionary cash flow, a measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of exploration expenses, including dry hole costs and impairments, DD&A, deferred income tax, gain (loss) on sale of assets and non-cash amortization of debt issue costs. The effects of working capital changes are not considered. This measure reflects an amount that is available for capital expenditures, debt repayment or dividend payments. The company generated discretionary cash flow for the nine months ended September 30, 1997 and 1996 of $114.5 million and $81.0 million, respectively. The 41% increase in discretionary cash flow in the 1997 period as compared to the 1996 period is primarily due to increased BOE production in Cote d'Ivoire, Equatorial Guinea and Canada and the impact of the gain on sale of assets of $25.4 million in 1996 as compared to only $2.9 million in 1997.

       The Company has used the Global Credit Facility to partially finance its capital expenditures. During March 1997, the Company expanded the Global Credit Facility to $300.0 million with an initial borrowing base of $275.0 million. In November 1997, the borrowing base was increased to $300 million. As of September 30, 1997, the Company had outstanding loans thereunder of approximately $106.2 and outstanding letters of credit of approximately $1.0 million. Resulting liquidity on a pro forma basis (including cash and the November expansion of the borrowing base) at September 30, 1997 was approximately $208.0 million. As of December 31, 1996, the borrowing base under the Global Credit Facility was $200.0 million with no amounts outstanding thereunder and outstanding letters of credit of approximately $0.6 million. Resulting liquidity (including cash) exceeded $254.0 million.

       As part of its on-going operations, the Company periodically sells interests in proved reserves and enhanced exploration prospects. This practice continued in the first nine months of 1997 and 1996, with net cash proceeds from sales of assets of $15.4 million and $11.8 million, respectively. During the nine months ended September 30, 1997 and 1996, the cash proceeds were generated through the sale of various non-strategic North American properties. These proceeds were used to redeploy capital to domestic and international opportunities which management believes will generate higher rates of return.

       The Company's capital expenditure level for 1997 is expected to be approximately $360 million, consisting of approximately $120 million for exploration and approximately $240 million for development and property acquisitions. Primary areas of emphasis will be Western Africa, East Texas and the Gulf of Mexico. Funding for capital expenditures is anticipated to come from present cash on hand, discretionary cash flow and borrowings under the Global Credit Facility. In addition, the Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the established capital expenditure budget.

       Due to the aforementioned expanded Global Credit Facility and the equity offering completed in November 1996, the Company continues to maintain a sound financial structure. The Company's debt to total capitalization ratio has increased to 37% at September 30, 1997, from 27% at December 31, 1996. Combined with cash flows from operating activities, the Company has the financial strength, leverage and liquidity that will allow it to fund the planned 1997 capital expenditure program, including the international exploration and development opportunities in Cote d'Ivoire and Equatorial Guinea, and continue to selectively pursue strategic corporate and property acquisitions.

       The Company's interest coverage ratio (calculated as the ratio of income from operations plus DD&A and exploration expense to interest expense plus capitalized interest less non-cash amortization of debt issue costs) was 9.7 to 1 for the first nine months of 1997, compared with 7.0 to 1 for the first nine months of 1996.

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

CHANGES IN PRICES AND INFLATION

       The Company's revenues and the value of its oil and natural gas properties have been, and will continue to be, affected by changes in oil and natural gas prices. The Company's ability to maintain its current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal, market and other fluctuations that are beyond the Company's ability to control or predict. Although certain Company costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations for the first nine months of 1997 or 1996.

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

ITEM 2.  CHANGES IN SECURITIES.

       A Form 8-A dated October 3, 1997 was filed with the Securities and Exchange Commission to amend the previously authorized Preferred Stock Purchase Rights.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
       None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
       None.


ITEM 5.  OTHER INFORMATION.
       None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits: See Index to Exhibits on page 17.
       (b)  Report on Form 8-K:

          A Form 8-K dated October 3, 1997 was filed announcing the revision of the Stockholders Right Plan.




                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          UNITED MERIDIAN CORPORATION



November 12, 1997         /s/Jonathan M. Clarkson
                          ---------------------------------------------
                          Jonathan M. Clarkson
                          Executive Vice President and
                            Chief Financial Officer


                          /s/Christopher E. Cragg
                          ----------------------------------------------
                          Christopher E. Cragg
                          Vice President, Controller and
                            Chief Accounting Officer

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                               EXHIBIT
------------     ---------------------------------------------------------------

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

   4.2 Specimen of certificate representing Series A Voting Common Stock, $0.01 par value, of the Company, incorporated herein by reference to Exhibit 4.13 to the Company's Form 10-Q for the period ended September 30, 1994 filed with the Securities and Exchange Commission on August 10, 1994.

   4.3 Stock Purchase Agreement of Series F Convertible Preferred Stock (par value $0.01 per share) between UMC and John Hancock Mutual Life Insurance Company, The Travelers Insurance Company, The Travelers Life and Annuity Company, The Phoenix Insurance Company and The Travelers Indemnity Company dated September 30, 1994, incorporated by reference to Exhibit 4.16 to UMC's Form 10-Q for the quarterly period ended September 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

   4.4 Stock Purchase Agreement of Series F Convertible Preferred Stock (par value $0.01 per share) between UMC and John Hancock Mutual Life Insurance Company dated July 24, 1995, incorporated by reference to Exhibit 4.17 to UMC's Form 10-Q for the quarterly period ended September 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

   4.5 First Amendment to Credit Agreement among UMC, The Chase Manhattan Bank, N.A., Morgan Guaranty Trust Company of New York and Lenders Signatory thereto dated as of September 30, 1995, incorporated by reference to Exhibit 4.18 to UMC's Form 10-Q for the quarterly period ended September 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

   4.6 Loan Agreement between UMIC Cote d'Ivoire Corporation and International Finance Corporation dated as of July 14, 1995, incorporated by reference to Exhibit 4.19 to UMC's Form 10-Q for the quarterly period ended September 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

   4.7 Share Retention, Guarantee and Clawback Agreement among UMC, UMC Petroleum Corporation, UMIC Cote d'Ivoire Corporation and International Finance Corporation dated as of July 14, 1995, incorporated by reference to Exhibit 4.20 to UMC's Form 10-Q for the quarterly period ended September 30, 1995, filed with the Securities and Exchange Commission on August 10, 1995.

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

   10.13 Form of the Second Amendment to the UMC 1994 Outside Directors= Nonqualified Stock Option Plan dated November 13, 1996, incorporated by reference to Exhibit 10.13 to UMC's 1996 Form 10-K filed with the Securities and Exchange Commission on March 7, 1997.

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

   10.24 Production Sharing Contract dated April 5, 1995 between The Republic of Equatorial Guinea and UMIC Equatorial Guinea Corporation (Area D - Offshore Bioco) incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the period ended September 30, 1995 filed with the Securities and Exchange Commission on August 10, 1995.

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

   10.26 Amendment to United Meridian Corporation 1994 Non-Qualified Stock Option Agreement for Former

                 Employees of General Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf, incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the period ended September 30, 1996 filed with the Securities and Exchange Commission on August 8, 1996.

   10.27 Amendment to Employment Agreement dated as of April 16, 1996 among Petroleum and Donald D. Wolf incorporated by reference to
                 Exhibit 10.23 to the Company's Form 10-Q for the period ended September 30, 1996 filed with the Securities and Exchange Commission on August 8, 1996.

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

    ----------------------

*   Filed herewith.