Form 10-K405
period 1997-12-31
UNITED MERIDIAN CORP
filed 1998-02-20
CIK 818885

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:


                                                         NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                           ON WHICH REGISTERED
            -------------------                         ----------------------
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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 13, 1998 WAS $979,638,275 BASED UPON A CLOSING PRICE OF $27 5/8 PER SHARE.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                   NUMBER OF SHARES OUTSTANDING
    TITLE OF EACH CLASS                                AT FEBRUARY 13, 1998
    -------------------                            ----------------------------
Common Stock, $0.01 par value                              35,792,891

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement pertaining to the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.


================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Part I.    Items 1. and 2.  Business and Properties
                         (a) General..............................................................................1
                         (b) Business Strategy....................................................................1
                         (c) Oil and Gas Properties...............................................................3
                         (d) Reserves.............................................................................7
                         (e) Acreage and Productive Wells.........................................................8
                         (f) Production, Unit Prices and Costs....................................................9
                         (g) Drilling Activity...................................................................10
                         (h) Marketing and Contracts.............................................................10
                         (i) Customers...........................................................................11
                         (j) Competition.........................................................................11
                         (k) Environmental Matters...............................................................11
                         (l) Employees...........................................................................12
                         (m) Offices.............................................................................12
           Item 3.    Legal Proceedings..........................................................................13
           Item 4.    Submission of Matters to a Vote of Security Holders........................................13
Part II.   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......................14
           Item 6.    Selected Financial Data....................................................................15
           Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                        of Operations
                         (a) Introduction........................................................................16
                         (b) Overview............................................................................16
                         (c) Results of Operations...............................................................17
                         (d) Capital Resources and Liquidity.....................................................19
                         (e) Net Operating Loss Carryforwards and Canadian Tax Pools.............................20
                         (f) Foreign Currency Transactions.......................................................21
                         (g) Changes in Prices and Inflation.....................................................21
                         (h) Forward-Looking Statements..........................................................21
                         (i) Impact of Recently Issued Accounting Standards......................................22
           Item 8.    Financial Statements and Supplementary Data................................................23
           Item 9.    Changes In and Disagreements with Accountants on Accounting and
                       Financial Disclosure......................................................................53
Part III.  Item 10.   Directors and Executive Officers of the Registrant.........................................53
           Item 11.   Executive Compensation.....................................................................53
           Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................53
           Item 13.   Certain Relationships and Related Transactions.............................................53
Part IV.   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................53

                                     PART I

ITEMS 1. AND 2.      BUSINESS AND PROPERTIES

(a)   GENERAL

      United Meridian Corporation (UMC or the Company) is a leading independent energy company engaged in the exploration for and development, production and acquisition of oil and natural gas in North America and certain international regions. In North America, the Company's production is concentrated in the Gulf Coast, Permian Basin, Midcontinent and Rocky Mountain regions and in Western Canada. Internationally, the Company currently operates in the West African oil and natural gas producing regions of Cote d'Ivoire and Equatorial Guinea and also has production sharing contracts (PSCs) on five blocks in Pakistan and on one block in Bangladesh. On February 6, 1998, the Company announced that it was awarded a participation in Block 19 offshore Angola. The Company has two applications pending for additional PSCs in West Africa.

      The Company was organized under the laws of Delaware in 1987. Between 1987 and 1989, the Company acquired three publicly held companies (Ensource Inc., MCO Resources, Inc. and General Energy Development, Ltd.) and one privately held company (General Drilling and Producing Company). During 1993, UMC made three additional corporate acquisitions, Norfolk Holdings Inc., KPX, Inc., and Sterling Energy Limited, all of which were privately held oil and gas production companies. In 1994, UMC acquired General Atlantic Resources, Inc., a publicly traded company. All of the aforementioned transactions were accounted for under the purchase method.

      On December 22, 1997, UMC and Ocean Energy, Inc. (OEI) entered into a merger agreement that provides for a stock-for-stock merger (Merger) of the companies pursuant to which UMC stockholders will receive 1.30 shares of the combined company for each existing outstanding share of UMC and OEI shareholders will receive 2.34 shares of the combined company for each existing outstanding share of OEI. UMC stockholders will own approximately 46% of the equity of the combined company. The Merger is expected to qualify as a tax-free transaction and is subject to each Company's stockholders' approval and certain other conditions. The transaction is expected to be treated as a pooling of interests for accounting purposes and is anticipated to close by the end of the first quarter of 1998.

      At December 31, 1997, the Company's proved reserves were estimated to be
162.2 MMBOE, 42% oil and 58% gas.

      The Company's principal executive offices are located at 1201 Louisiana, Suite 1400, Houston, TX 77002 and the Company's telephone number is (713) 654-9110. Unless the context otherwise requires, the term "Company" or "UMC" as used in this Form 10-K shall mean United Meridian Corporation and its subsidiaries. The offices of UMC Petroleum Corporation (Petroleum), the primary operating subsidiary of the Company, are also located at the above address. All operations are conducted by Petroleum and its subsidiaries.

(b)   BUSINESS STRATEGY

      UMC's business strategy is to increase reserves and production in a cost-effective manner through a drilling program that balances primarily lower risk development drilling on UMC's North American acreage with high potential exploratory drilling on international prospects, supplemented by opportunistic property and corporate acquisitions. Supporting this strategy are the Company's substantial portfolio of high return exploration opportunities, a large exploitation inventory and a successful history of acquisitions.

      North America. The Company is aggressively exploiting its North American properties through the integration of advanced 3-D seismic technology, horizontal drilling and geoscience studies. UMC conducts a North American exploration program focused on internally-generated prospects, primarily in the Gulf Coast region, including East Texas, and in the Permian and Williston Basins, where the Company believes high success rates and excellent reserve potential exist. The Company manages its domestic exploration risk by applying state-of-the-art technology to identify prospects, emphasizing prospects over which it will have operational control. The risks of these prospects are shared primarily with industry partners and a group of institutional investors on terms considered favorable to the Company. The Company has generated a significant number of development drilling opportunities as a result of its exploration efforts and through producing property acquisitions. UMC has in its current portfolio a large North American exploitation inventory including 137 proved undeveloped drilling sites and 327 probable and possible drilling sites. During 1997, the Company's North American drilling comprised 262 development wells, 240 of which were successfully completed, and 48 exploratory wells, 25 of which were successfully completed. Total capital expenditures for North American activities in 1997 were $182.0 million, including $62.6 million for acquisitions and $7.1 million for corporate assets.

      International. The Company's business strategy in the international arena is to pursue selected opportunities generally characterized by low initial costs, high reserve potential and the availability of existing technical data that may be further developed using current technology. The Company believes that it has unique management and technical expertise in identifying international opportunities and establishing favorable operating relationships with host governments. The Company generally attempts to manage major exploration commitments by negotiating directly with host governments for terms which minimize bonuses and initial work commitments. Additionally, the Company forms joint ventures under which partners provide a significant amount of the initial exploration costs. This strategy permits the Company to limit its capital exposure until commercial development is assured. The Company has identified a large number of exploration prospects on its international acreage and has two development programs in progress. International drilling in 1997 comprised 14 development wells, 13 of which were successfully completed, and 13 exploratory wells, 5 of which were successfully completed. Total capital expenditures for international activities in 1997 were $188.1 million, including $17.2 million for a Liquid Propane Gas (LPG) plant in Cote d'Ivoire.

      Acquisitions and asset management. The Company is continually evaluating opportunities to acquire oil and natural gas properties, primarily focusing on properties that complement its existing reserve base. This focus allows the Company to apply its engineering knowledge and expertise to maximize future development potential and minimize reserve risk. The acquisitions must meet well-defined return, payout and cash flow criteria. During 1997, the Company completed several such acquisitions of both additional interests in various properties from several of its institutional partners and interests in other North American properties. Total consideration paid for these acquisitions was $62.6 million. In addition, as part of its business strategy, the Company periodically evaluates and, from time to time, sells certain of its producing properties. Such sales enable the Company to maintain financial flexibility, reduce overhead and operating expenses and redeploy capital to activities which are expected to have higher financial returns. Consistent with this strategy, the Company realized $19.4 million in proceeds from sales of various non-strategic North American properties in 1997.

     Technology. Utilization of state-of-the-art technology is an important element in the Company's strategy to reduce normal exploration and development risk. Two of the most relevant tools used are 3-D and 2-D seismic technologies. Depending upon the hydrocarbon basin, one technology may provide better results than another. Where appropriate, 3-D seismic allows a better multi-dimensional geological picture to be developed than could be obtained from 2-D seismic, enhancing the Company's ability to obtain favorable drilling results.

      Low cost operating structure. Management strives to maintain a low cost operating structure through the implementation of the aforementioned strategies and by employing an experienced and stable workforce. Controllable cash costs, which are continuously monitored by management, include production costs and general and administrative expenses. During 1997, UMC's lifting costs, before ad valorem and production taxes, and general and administrative costs averaged $2.65 and $0.79 per BOE of production, respectively, down from $3.12 and $0.93 per BOE of production, respectively, for 1996.

      Sound financial structure. As part of its business strategy, the Company maintains a sound financial structure which allows it to effectively implement its operating strategy. The Company funded its 1997 capital expenditures program of $370.1 million through a combination of cash flows from operations, asset sales, residual cash proceeds from the Company's 1996 equity offering and draws under the Global Credit Facility. The Company maintained a favorable debt to total book capitalization ratio of 38% with unused capacity under bank lines exceeding $170 million at December 31, 1997.

      The Merger. UMC and OEI have entered into a merger agreement that will combine UMC's extensive North American onshore and international operations with OEI's rapidly growing Gulf of Mexico property base. As a result of the Merger, the combined company will become one of the top ten largest independent oil and natural gas companies in the country, based upon total market capitalization, with total proved reserves of approximately 271 MMBOE as of December 31, 1997, and combined average production of approximately 117,000 BOEPD in December of 1997. The larger scale provided by the combination will allow the combined company the financial flexibility necessary to retain a larger share of the existing high impact exploration prospects contained in each company's portfolio, and therefore a larger proportion of the related upside potential. Acceleration of several of these projects is expected given the financial strength provided by the increased size and diversification of a larger entity. OEI and UMC believe that the larger scale will facilitate the securing of scarce drilling rigs and other oilfield services critical to exploration and exploitation activities, especially in respect of the combined deepwater operations.

(c)   OIL AND GAS PROPERTIES

      The table below summarizes the Company's proved reserves and discounted present value by geographic region as of December 31, 1997.



                                                               PROVED RESERVES
                                            --------------------------------------------------------
                                                                               DPV(1)
                                                       Natural                 Before          % of
                                             Oil        Gas          Total    Income Tax      Total
          REGION                            (MBO)      (MMCP)       (MMBOE)   ($ in 000s)      DPV
          ------                            ------     ------       -------   -----------     ------
Gulf of Mexico/Gulf Coast Onshore ....       2,008      68,091        13.4    $ 98,507          14%
Permian Basin ........................       7,341      31,516        12.6      63,201           9%
Midcontinent .........................       2,370      68,765        13.8      82,599          11%
Rocky Mountains ......................       8,447     157,727        34.7     171,947          24%
                                            ------     -------       -----    --------         ---
    Total U.S ........................      20,166     326,099        74.5     416,254          58%

Equatorial Guinea ....................      40,014          --        40.0     145,216          20%

Cote d'Ivoire ........................       5,257     136,290        28.0      97,739          13%

Canada ...............................       3,383      97,862        19.7      64,624           9%
                                            ------     -------       -----    --------         ---

      Total ..........................      68,820     560,251       162.2    $723,833         100%
                                            ======     =======       =====    ========         ===


-------------------------------------------

(1) Discounted (at 10%) present value as of December 31, 1997 (year-end prices held constant). The amounts are before income taxes and therefore are not the same as the "Standardized Measure" disclosed in Note 18 of the Notes to Consolidated Financial Statements.

NORTH AMERICA

      The Company conducts a focused exploration program designed to find significant reserves at low costs. The Company's North American exploration efforts are predominantly in the Gulf of Mexico, East Texas and the Permian and Williston Basins. Typically, the Company seeks to operate these projects and to retain a 25-60% working interest. In 1997, the Company committed 14% of its capital expenditures to North American exploration and drilled a total of 48 exploratory wells, of which 25 were completed as productive.

      UMC focuses its development activities in those areas which offer the most attractive potential returns to the Company, including development opportunities resulting from exploration activities. During 1997, UMC committed 34% of its capital expenditures to North American development and participated in the drilling of 262 development wells, 240 of which were completed as productive wells. The Company has identified approximately 137 proved undeveloped and 327 probable and possible drilling opportunities within its existing North American inventory. UMC has prioritized development projects which will maximize the production potential per dollar of investment in view of the large number of North American opportunities available to the Company.

The following paragraphs highlight certain of the Company's more significant North American producing oil and gas properties and exploration opportunities:

      Bear Paw Area, Montana. The Bear Paw area, located in Blaine, Hill and Chouteau Counties, comprises most of the Company's reserves in Montana and is the Company's largest North American field. Natural gas is produced from the Eagle Sandstone at depths of less than 2,000 feet. The Company has an average 77% working interest in the area. The Company's net production averaged approximately 38.1 MMCFD of natural gas for December 1997. The Company drilled 48 wells (65% success rate) in the Bear Paw area resulting in 12.9 BCF of new reserves for the $2.5 million investment. In August 1997, the Company acquired additional interests in the Bear Paw area for $5.8 million, with estimated proved reserves of 13.2 BCF and an initial production rate of 4.2 MMCFD.

      Longhorn Area, Texas. The Longhorn project area, in which the Company owns a 50% working interest in 5,125 gross (2,562 net to UMC) acres, was purchased in 1996 at the Texas university lease sale. A 37-square mile 3-D seismic survey was shot over this area in 1996 to define deep Ellenberger and Fusselman structures within the Deep Delaware Basin. The initial discovery well was drilled in 1997 and is currently being completed in the Ellenberger formation. An additional deep prospect remains to be drilled in 1998.

      Buffalo Area, Texas. In the Buffalo project area, the Company owns and operates a 37.5% working interest in 18,660 gross (6,997 net to UMC) acres that are controlled by seismic options. The Company recently completed a 97-square mile 3-D seismic survey to define several deep structural features in the Ellenberger and Fusselman formations. Additional acreage acquisitions and drilling will occur in 1998.

      East Triangle Field, Wyoming. UMC discovered the East Triangle Field in June 1997. Oil is produced from the Sussex "B" Sand at a depth of 8,300 feet. The Company drilled eight (100% success rate) wells in the field in 1997 and plans to drill 14 additional wells in 1998. UMC holds a major position in this new field, controlling 19,967 gross (18,229 net to UMC) acres.

      High Island A-560, Gulf of Mexico. The High Island A-560 lease, in which the Company owns a 55% working interest, was purchased in the August 1993 Outer Continental Shelf (OCS) lease sale. The discovery well was drilled in early 1994 followed by a confirmation development well. The platform was installed in mid-1995 and the first two wells were completed as dual and single gas wells. First production was in July 1995. One additional producing well was drilled and completed during December 1995. The platform is currently producing at a rate of
1.2 MBOD (0.7 MBOD net to UMC) and 5.4 MMCFD (3.0 MMCFD net to UMC).

      West Cameron 541, Gulf of Mexico. The West Cameron 541 lease, in which the Company owns a 55% working interest, was purchased in the March 1994 OCS lease sale. The discovery well was drilled in July 1995 followed by a confirmation development well. The platform was installed in June 1996 and two additional wells were drilled and completed off of this structure. First production was in September 1996 with a current production rate of 5.7 MMCFD (3.1 MMCFD net to UMC).

      High Island 98-L, Gulf of Mexico. The High Island 98-L Texas state lease, in which the Company owns a 55% working interest, was purchased in October 1995 at the Texas state lease sale. The discovery well was drilled and completed in July 1996. The production platform was installed in November 1996 and first production was in December 1996 with a current production rate of 7.8 MMCFD (4.3 MMCFD net to UMC) and 157 BOD (86.4 BOD net to UMC).

      Young Mendota Field, Texas. The Young Mendota field is the Company's largest field in the Midcontinent region and is located in Hemphill County. Natural gas is produced from several formations including the Granite Wash, Morrow and Douglas formations at depths ranging from 7,000 to 11,500 feet. The Company operates 45 of the 90 wells in which it has interests in this field with a current production rate of 10.9 MMCFD (4.3 MMCFD net to UMC) of natural gas for 1997. A 34-square mile 3-D seismic survey will be acquired in 1998 to define exploratory objectives in the Morrow formation.

      Bindloss, Alberta. The Bindloss area comprises 34% of the Company's Canadian natural gas reserves. Natural gas is produced primarily from the Viking sands at depths of less than 2,000 feet. Production averaged approximately 10.2 MMCFD (5.6 MMCFD net UMC) of natural gas for December 1997. In May 1997, the Company acquired an additional 50% working interest for $9.1 million and assumed operatorship of the area.

INTERNATIONAL

      The Company's business strategy in the international arena is to pursue selected international opportunities generally characterized by low initial costs, high reserve potential and the availability of technical data that may be further developed by the Company. The Company attempts to manage major exploration commitments by negotiating directly with host governments for terms which minimize bonuses and initial work commitments. Additionally, the Company forms joint ventures where industry partners pay a disproportionate share of the initial exploration costs. This strategy permits the Company to limit its capital exposure until commercial development is assured.

      Cote d'Ivoire. During 1991, UMC initiated negotiations with the Republic of Cote d'Ivoire for a PSC covering Block CI-11, most of which is located offshore in the Atlantic Ocean. Since acquiring the initial PSC in 1992, the Company has negotiated four additional PSCs. Under the five PSCs, UMC holds contract interests ranging from 25% to 80% in five blocks totaling approximately
2.1 million gross (0.9 million net to UMC) acres.

      On Block CI-11, the Company, as operator and holder of a 25% contract interest, has drilled 15 oil and natural gas wells in the Lion oil and Panthere natural gas fields since late 1993. As a result of the successful discoveries and subsequent production history, UMC has proved reserves of 2.6 MMBO of oil and 52.7 BCF of natural gas on Block CI-11 at December 31, 1997. The Company's net production from the Block totaled 66.7 MBO and 472 MMCF in December 1997. In addition to its continuing development activities on Block CI-11, UMC has identified several exploration opportunities on the Block. A 3-D seismic survey is currently being evaluated which will further delineate the Company's opportunities in that area. In 1997, the Company drilled one exploratory well and three development wells on CI-11, all of which were successful.

      On Block CI-12, which is immediately west of Block CI-11, UMC has identified several seismic anomalies which it believes are on trend with the Lion oil sands. In late 1996, the Company spud the initial exploratory well on the Block (Leopard #1). In February 1997, this well was plugged and abandoned. The Company drilled two additional exploratory dry holes in 1997, and is reevaluating seismic before drilling any additional wells. UMC currently owns a 37.5% contract interest in Block CI-12. The Company's ultimate contract percentage interest in Block CI-12 is subject to final election by Petroci, the national petroleum company of Cote d'Ivoire.

      Block CI-105 is located due south of Block CI-12 with water depths ranging from 1,500 feet to 6,000 feet. In 1996, the Company executed an agreement with Shell Exploration B.V. (Shell), a unit of Royal Dutch/Shell, to sell a 55% contract interest in Block CI-105. Under the terms of the agreement, Shell paid 100% of the first $3.0 million incurred for a 1996 3-D seismic survey covering 1,100 square kilometers. In 1997, the survey was processed and is currently being evaluated and interpreted. UMC and its partner recently committed to purchase additional seismic lines covering the balance of the Block for $7.0 million ($2.7 million net to UMC). The contract participants have until July 1998 to make an election to drill on the Block. Total costs incurred to date on the Block approximate $5.9 million ($0.8 million net to UMC). UMC will be carried for up to $3.5 million (net) of any initial drilling commitment.

     Blocks CI-01 and CI-02, located approximately 80 miles east of Block CI-11, possess proven accumulations of oil and natural gas in reservoirs drilled by major oil companies in the 1980s. The Company recognized net proved reserves of
2.7 MMBO of oil and 83.6 BCF of natural gas at December 31, 1997 based on an 80% contract interest. Mapping of existing 3-D seismic on Block CI-01 and a new 3-D seismic survey on Block CI-02 will permit further evaluation of the reserve potential of these Blocks. In 1997, the Company drilled a discovery at Kudu on Block CI-01 that encountered 75 feet of net pay and flowed 27.7 MMCF of natural gas and 740 barrels of condensate per day in a test restricted by mechanical facilities. The Company drilled the Gazelle #2, an exploratory well on Block CI-02, that tested 32 MMCF of natural gas and 858 barrels of condensate per day. In addition, the Company drilled one exploratory and one development dry hole. Effective December 31, 1997, the Company executed agreements with Petroci and Yukong, partners in Block CI-01, whereby Yukong assigned their interest and Petroci assigned a portion of its interest in the Block to the Company. In exchange, the Company agreed to carry future exploration and appraisal expenditures until payout. As a result of these agreements, UMC owns an 80% contract interest in Block CI-01 and currently holds a 75% contract interest in Block CI-02. However, the Company's ultimate contract interest in Block CI-02 is subject to final election by Petroci.

      UMC has been in discussions with the governments of Ghana and Cote d'Ivoire for the export and sale of natural gas production from Block CI-01. Ghana is currently buying electricity from Cote d'Ivoire. The governments of Ghana and Cote d'Ivoire have tentatively approved the sale of natural gas from Block CI-01 to Ghana for power generation.

The plan, if concluded, would call for UMC to develop Block CI-01 and export a portion of the natural gas to a power plant that has been built on the coast of Ghana. Development alternatives for export and local sales are currently being evaluated by the Company.



      In 1997, UMC constructed a LPG plant to extract liquids (propane, butane and natural gasoline) from the current natural gas production in the country. The first phase of this project includes a plant using the turbo-expander technology. The plant is capable of handling 75 to 95 MMCFD of natural gas flow producing up to 45,000 metric tons of LPG per year and is expected to come on stream in the first quarter of 1998. Total costs incurred through December 31, 1997 were approximately $17.2 million.

      A new wholly-owned subsidiary, Lion G.P.L., S.A., was incorporated in Cote d'Ivoire to own and operate the plant. During 1998, it is anticipated that 65% of the outstanding shares of this subsidiary will be sold to others. Gas processing agreements have been executed with Block CI-11 partners, currently the only natural gas producers in the country. The extracted LPG will be sold into the local market.

      Equatorial Guinea. UMC has negotiated four PSCs with the Republic of Equatorial Guinea for Blocks located offshore in the Atlantic Ocean. Under the PSCs, UMC holds approximately 1.8 million gross (1.2 million net to UMC) acres.

       Block A was evaluated during 1993 and 1994 with a 2-D seismic program and a test well, the Dorado #1, a dry hole in which UMC had a carried interest. UMC is evaluating further exploration opportunities on the Block based on new 2-D seismic. The Company currently owns a 100% contract interest in Block A.

      Block B was also evaluated by a 1993 seismic program, in which UMC had a carried interest. Mobil Equatorial Guinea Corporation (Mobil) carried UMC in the drilling of a test well on the Delta prospect, which was a dry hole in late 1994. Mobil, as operator, and UMC then drilled three successful oil wells on the Zafiro prospect and one successful oil well on the Opalo prospect in 1995. The Jade, Serpentina and Opalo East fields were discovered on the Block during 1997 and will be developed over the next 18 to 24 months. A total of fourteen wells were drilled in 1997, nine development and five exploratory wells. All nine of the development wells and two of the exploratory wells were successful and were tested at rates ranging from 4,000 to 10,500 BOD (gross). At December 31, 1997, six of the development wells and two of the exploratory wells were producing and the other three development wells were being completed. Total expenditures to date have been $833.0 million ($208.3 million net to UMC). The Company recognized proved reserves of 40.0 MMBO (177.8 MMBO gross) on Block B at December 31, 1997. However, the Company's current and future investment is based upon a significantly higher anticipated level of reserve recovery. The Company owns a 25% contract interest in Block B. Negotiations with the government of Equatorial Guinea are currently underway to modify certain terms of the Block B PSC. Management does not anticipate any material adverse economic impact on the Company as a result of any such modifications to the PSC.

      Initial oil production from Block B commenced in late August 1996 at a rate of 10,000 BOD (2,300 BOD net to UMC) and was producing at levels approaching 77,500 BOD (17,400 BOD net to UMC) at December 31, 1997. Work on the Phase III development project is expected to begin in 1998 to provide additional production capacity to develop the existing Block B field discoveries.

      Block C is adjacent to Block B and potentially holds extensions of the prospects developed on Block B. The discovery of high quality reservoirs and high oil flow rates on Block B increases the likelihood of successful exploration on this Block. The Company currently owns a 75% contract interest. A second seismic acquisition is currently underway. A well is expected to be drilled on the Block within the upcoming 18 months.

      Block D, in which the Company owns a 75% contract interest, is adjacent to Block B, which increases the prospectiveness of the Block. During 1997, the Company drilled two exploratory wells on Block D. The Tsavorita #1/1A, has been temporarily abandoned pending further evaluation. An extensive 3-D seismic shoot is currently underway to further evaluate opportunities on Block D. Additional drilling is anticipated late in 1998.

      Pakistan. During 1996 and 1997, UMC signed five PSCs with the government of Pakistan, covering 7.7 million gross (5.8 million net to UMC) acres. Geological and geophysical studies have begun and will be conducted during the next two years of the exploration license on the five Blocks, with possible drilling within the upcoming 18 months.

      Bangladesh. In February 1997, UMC signed a PSC covering Block 22, Chittagong Hills Tracts. UMC has geological and geophysical work currently underway toward possible drilling in 1998. The Block covers 3.3 million gross (1.3 million net to UMC) acres. UMC currently holds a 40% contract interest.

      Angola. In February 1998, the government of the Republic of Angola awarded UMC a participation in the Block 19 concession group with a 20% interest. The Block covers 1.2 million gross (0.2 million net to UMC) acres and is located in the high potential deepwater basins offshore Angola, where several major discoveries were announced in 1996 and 1997.

(d)   RESERVES

      The Company holds interests in producing properties in 15 states, Canada, Equatorial Guinea and Cote d'Ivoire, with most of its proved reserves located in five major natural gas producing areas of the United States (Gulf of Mexico/Gulf Coast Onshore, Permian Basin, Midcontinent, Rocky Mountains and Montana), in the Alberta and Saskatchewan provinces of Canada and in West Africa. At December 31, 1997, the Company had estimated proved reserves of 68.8 MMBO of oil and 560.3 BCF of natural gas, or 162.2 MMBOE, an increase of 36% from 1996 year end reserves of 119.7 MMBOE.

      The following table sets forth estimates of the proved oil and natural gas reserves of the Company at December 31, 1997, as evaluated by Ryder Scott Company, Netherland, Sewell & Associates, Inc. and McDaniel & Associates Consultants Ltd., the Company's independent petroleum reserve engineers:



                                                                                                       Barrels of Oil Equivalents
                                    Oil (MBO)                        Natural Gas (MMCF)                            (MBOE)
                        ----------------------------------    --------------------------------   --------------------------------
                         Developed   Undeveloped    Total     Developed  Undeveloped    Total     Developed   Undeveloped   Total
                        ----------   -----------   -------    ---------  -----------   -------   ----------   -----------   -----
Gulf Coast ...........     1,912            96      2,008      53,168      14,923      68,091      10,774        2,583      13,357
Permian Basin ........     6,796           545      7,341      27,450       4,066      31,516      11,371        1,223      12,594
Midcontinent .........     1,966           404      2,370      60,667       8,098      68,765      12,077        1,754      13,831
Rocky Mountains ......     6,669         1,778      8,447     130,954      26,773     157,727      28,495        6,240      34,735
                          ------        ------     ------     -------     -------     -------     -------       ------     -------
  Sub-Total U.S. .....    17,343         2,823     20,166     272,239      53,860     326,099      62,717       11,800      74,517
Canada ...............     3,383            --      3,383      97,862          --      97,862      19,693           --      19,693
Cote d'Ivoire ........     1,861         3,396      5,257      40,313      95,977     136,290       8,580       19,393      27,973
Equatorial Guinea ....    11,482        28,532     40,014          --          --          --      11,482       28,532      40,014
                          ------        ------     ------     -------     -------     -------     -------       ------     -------
   Total Company .....    34,069        34,751     68,820     410,414     149,837     560,251     102,472       59,725     162,197
                          ======        ======     ======     =======     =======     =======     =======       ======     =======


      The Company has not filed any different estimates of its December 31, 1997 reserves with any federal agency.

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

      The following table sets forth, at December 31, 1997, the discounted present value attributable to the Company's estimated proved reserves at that date as estimated primarily by Ryder Scott Company, Netherland, Sewell & Associates, Inc. and McDaniel & Associates Consultants Ltd., the Company's independent petroleum reserve engineers:

                                                          IN THOUSANDS OF U.S. DOLLARS
                                       -----------------------------------------------------------------------------------
                                                                              COTE         EQUATORIAL
                                       UNITED STATES        CANADA          D'IVOIRE          GUINEA            TOTAL
                                       -------------     -----------      -----------      -----------      --------------
Future cash inflows ...............     $ 1,034,813      $   178,899      $   384,217      $   573,360      $ 2,171,289
                                        -----------      -----------      -----------      -----------      -----------
Future production costs ...........         319,171           58,588           85,717          111,822          575,298
Future development costs ..........          61,524            2,024          110,047          239,750          413,345
Future income taxes ...............         102,748           26,464           41,001           37,417          207,630
                                        -----------      -----------      -----------      -----------      -----------
Total future costs ................         483,443           87,076          236,765          388,989        1,196,273
                                        -----------      -----------      -----------      -----------      -----------
Future net cash inflows ...........         551,370           91,823          147,452          184,371          975,016
Discount at 10% per annum .........        (159,055)         (35,489)         (58,883)         (49,719)        (303,146)
                                        -----------      -----------      -----------      -----------      -----------
Standardized measure of
   discounted future net
   cash flows .....................     $   392,315      $    56,334      $    88,569      $   134,652      $   671,870
                                        ===========      ===========      ===========      ===========      ===========

      In computing this data, assumptions and estimates have been utilized, and no assurance can be given that such assumptions and estimates will be indicative of future economic conditions. The future net cash inflows are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on December 31, 1997 economic conditions. The estimated future production is priced at December 31, 1997, except where fixed and determinable price escalations are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on December 31, 1997 cost levels, but not for debt service and general and administrative expenses.

(e)   ACREAGE AND PRODUCTIVE WELLS

      The following table sets forth the Company's developed and undeveloped acreage at December 31, 1997. In North America, the Company holds its acreage through oil and natural gas leases. The leases have a variety of primary terms and may require delay rentals to continue the primary term if not productive. The leases may be surrendered by the operator at any time by notice to the lessors, by the cessation of production, by the fulfillment of commitments, or by failure to make timely payment of delay rentals.

      The Company's acreage holdings in Cote d'Ivoire, Equatorial Guinea, Pakistan, Bangladesh and Angola are evidenced by PSCs or other concession agreements with the governments of those countries. Among the terms that may be in place are obligations of UMC to conduct exploration operations (including the drilling of wells) and the manner in which any oil and natural gas that may be produced will be allocated among the parties to the contract. See Oil and Gas Properties - International for further discussion of the PSCs.


                            DEVELOPED ACREAGE      UNDEVELOPED ACREAGE            TOTAL
                            -----------------      -------------------    ------------------
                            GROSS        NET       GROSS          NET     GROSS         NET
                            -----      ------      -----        ------    -----       ------
                             (IN THOUSANDS)          (IN THOUSANDS)         (IN THOUSANDS)
                            -----------------      -------------------    ------------------
Gulf Coast Onshore ......     61         15          357         52          418         67
Gulf Coast Offshore .....    149         41          253        145          402        186
Midcontinent ............    181         64          190         42          371        106
Rocky Mountains .........    412        253          648        238        1,060        491
Other U.S. ..............     43          8           67          8          110         16
                          ------     ------       ------     ------       ------     ------
       Sub-Total U.S. ...    846        381        1,515        485        2,361        866
Canada ..................    498        118          445        158          943        276
Bangladesh ..............     --         --        3,309      1,323        3,309      1,323
Cote d'Ivoire ...........     13          4        2,136        851        2,149        855
Equatorial Guinea .......     36          9        1,798      1,202        1,834      1,211
Pakistan ................     --         --        7,689      5,843        7,689      5,843
                          ------     ------       ------     ------       ------     ------
       Total (1) ........  1,393        512       16,892      9,862       18,285     10,374
                          ======     ======       ======     ======       ======     ======

------------------------------


(1) Does not include 1.2 million gross acres (0.2 million net acres) in Angola where the Company was awarded a participation in the deepwater Block 19 in February 1998.

      At December 31, 1997, the Company had 5,948 gross productive wells (1,302 net), of which 3,994 gross wells (467 net) were oil and 1,954 gross wells (835 net) were natural gas. Productive wells consist of producing wells and wells capable of production. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, six had multiple completions.

(f)   PRODUCTION, UNIT PRICES AND COSTS

      The following table sets forth information with respect to the Company's production and average unit prices and costs for the periods indicated:

                                                                      YEARS ENDED
                                                                       DECEMBER 31,
                                                          -------------------------------------
                                                             1997          1996          1995
                                                          ---------     ---------     ---------
Production:

    Oil (MBO)
       United States ................................         2,214         2,022         1,826
       Canada .......................................           439           511           649
       Cote d'Ivoire ................................         1,027           894           285
       Equatorial Guinea ............................         4,453           967            --
                                                          ---------     ---------     ---------
          Total .....................................         8,133         4,394         2,760
                                                          =========     =========     =========

    Natural gas (MMCF)
       United States ................................        42,238        47,719        38,878
       Canada .......................................         7,630         5,339         5,383
       Cote d'Ivoire ................................         4,939         2,387           192
                                                          ---------     ---------     ---------
          Total .....................................        54,807        55,445        44,453
                                                          =========     =========     =========

Average net sales price, including hedging:

    Oil ($ per bbl)
       United States ................................     $   17.96     $   20.91     $   16.41
       Canada .......................................     $   17.97     $   19.43     $   16.59
       Cote d'Ivoire ................................     $   18.35     $   20.56     $   15.45
       Equatorial Guinea ............................     $   17.71     $   22.17     $      --
          Average ...................................     $   17.87     $   20.94     $   16.35

    Natural gas ($ per MCF)
       United States ................................     $    2.18     $    2.15     $    1.58
       Canada .......................................     $    1.40     $    1.44     $    1.17
       Cote d'Ivoire ................................     $    1.81     $    1.80     $    1.72
          Average ...................................     $    2.04     $    2.07     $    1.53

Additional disclosures ($ per BOE):
    Production and operating costs(1) ...............     $    2.65     $    3.12     $    3.50
    Ad valorem and production taxes .................     $    0.62     $    0.64     $    0.72
    Oil and natural gas depletion and depreciation(2)     $    5.45     $    6.00     $    5.19

------------------
(1) Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes.
(2) Does not include impairments of proved oil and gas property.

(g)   DRILLING ACTIVITY

      During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:


                                                                              Years Ended December 31,
                                                                   ------------------------------------------------
                                                                      1997              1996            1995
                                                                   ------------   ---------------   ---------------
                                                                   Gross    Net   Gross      Net    Gross      Net
                                                                   -----    ---   -----      ---    -----    ------
Exploratory:
     Productive.............................................         30     13.8     23      7.8       18      5.2
     Non-Productive.........................................         31     12.9     25      8.6       15      3.2
                                                                    ---    -----    ---     ----      ---     ----
         Total..............................................         61     26.7     48     16.4       33      8.4
                                                                    ===    =====    ===     ====      ===     ====
Development:
     Productive.............................................        253     69.9    113     26.8      114     19.4
     Non-Productive.........................................         23     12.9      9      4.4       22      3.3
                                                                    ---    -----    ---     ----      ---     ----
         Total..............................................        276     82.8    122     31.2      136     22.7
                                                                    ===    =====    ===     ====      ===     ====
Total:
     Productive.............................................        283     83.7    136     34.6      132     24.6
     Non-Productive.........................................         54     25.8     34     13.0       37      6.5
                                                                    ---    -----    ---     ----      ---     ----
         Total..............................................        337    109.5    170     47.6      169     31.1
                                                                    ===    =====    ===     ====      ===     ====

      At December 31, 1997, the Company was participating in the drilling or completion of 57 gross (17.2 net) wells. All of the Company's drilling activities are conducted with independent contractors.

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

      During 1997, the Company continued to market the majority of its gas from the Bear Paw area in Montana to premium-priced markets in Minnesota and Michigan. The Company's 35 MMCFD of firm capacity on TransCanada Pipeline and Great Lakes Transmission is used to transport these volumes. In addition, the Company contracted for a ten-year term, 8 MMCFD additional firm capacity on TransCanada Pipeline from Empress, Alberta to Emerson, Manitoba. Effective November 1, 1998, the Company will extend the 8 MMCFD firm capacity into Great Lakes Transmission from Emerson, Manitoba, to St. Clair, Michigan. This additional capacity is to support increased net production from the Bear Paw area which exceeded 38 MMCFD in December 1997.

      Prices for the Company's natural gas production throughout the remainder of the United States are subject to regional discounts or premiums tied to regional spot market prices.

      Deregulation in Canada has facilitated access to alternative markets for oil and natural gas, such as direct sales to end-users and export sales to United States markets. Generally, one-year renewable contracts in which price is negotiated annually have been used to access these markets. Firm transportation and gas processing capacity from major aggregators have been obtained in Canada to provide continued ability to produce under these contracts. Approximately 67% of the Company's Canadian gas is currently sold under market sensitive contracts redetermined annually. The remaining 33% is sold on the spot market.

      In September 1994, UMC executed a take-or-pay contract under which UMC and its partners will sell 50 MMCFD of natural gas production from Block CI-11 to the Government of Cote d'Ivoire. UMC and its partners will receive approximately $1.70 per MMBTU for the first four years, after which time the price will be benchmarked against West Texas Intermediate crude. The government is paying UMC for the natural gas with a portion of its oil production.

      In March 1997, UMC executed a take-or-pay contract under which UMC and its partners will sell natural gas production from Block CI-01 to the Government of Cote d'Ivoire with initial volumes of 30 MMCFD beginning January 1, 1999, increasing to a maximum of 50 MMCFD on January 1, 2001. UMC and its partners will receive approximately $1.70 per MMBTU until February 1, 2000, after which time the price will be benchmarked against West Texas Intermediate crude.

      In Equatorial Guinea, UMC has executed a marketing arrangement with Mobil Sales and Supply Corporation to market the Company's share of production. The crude oil is sold at market prices at discounts from Dated Brent. The marketing arrangement can be terminated by either party upon 90 days notice.

(i)   CUSTOMERS

      The Company markets its oil and gas production to numerous purchasers under a combination of short and long-term contracts. During 1997 and 1996, Mobil Sales and Supply Corporation accounted for 31% and 10%, respectively, of the Company's oil and gas revenues as the purchaser of the Company's production in Equatorial Guinea. In addition, during 1997 and 1996, H&N Gas Limited Inc. accounted for 6% and 16%, respectively, of the Company's oil and gas revenues. During 1997, 1996 and 1995, the Company had no other purchasers that accounted for greater than 10% of its oil and gas revenues. The Company believes that the loss of any single customer would not have a material adverse effect on the results of operations of the Company.

(j)   COMPETITION

      The exploration for and production of oil and natural gas is highly competitive. In seeking to obtain desirable producing properties, new leases and exploration prospects, the Company faces competition from both major and independent oil and natural gas companies, as well as from numerous individuals and drilling programs. Extensive competition also exists in the market for natural gas produced by the Company. Many of these competitors have financial and other resources substantially in excess of those available to the Company and, accordingly, may be better positioned to acquire and exploit prospects, hire personnel and market production. In addition, many of the Company's larger competitors may be better able to respond to factors such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations, which affect demand for the Company's oil and natural gas production and which are beyond the control of the Company. Generally, the competition factors for international and North American opportunities are fairly similar.

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

      During the three year period ended December 31, 1997, neither UMC, nor any of its subsidiaries, have been cited by any governmental authority with respect to environmental matters. The Company has spent less than $100,000 per year during the years 1997, 1996 and 1995 for the routine clean-up of oil, salt water or other substances in the ordinary course of business. The Company has no significant commitments for capital expenditures to comply with existing environmental requirements.

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

(l)   EMPLOYEES

      At January 31, 1998, the Company employed approximately 380 people in its United States, Canada, Cote d'Ivoire, Equatorial Guinea, Bangladesh, Pakistan and Angola offices and various field locations whose functions are associated with management, engineering, geology, geophysics, operations, land, legal, accounting, financial planning and administration. Of this amount, approximately 100 full-time employees are responsible for the supervision and operation of its field activities. The Company, which has no collective bargaining arrangement with employees, believes its relations with its employees are satisfactory.

(m)   OFFICES

      The Company leases its Houston headquarters under a lease covering approximately 108,000 square feet, expiring in

December 2006. The monthly rent expense recognized under generally accepted accounting principles is approximately $107,000. The Company also leases additional space for two division offices, seven field operating offices and five offices outside North America.

ITEM 3. LEGAL PROCEEDINGS

      On December 29, 1997, a class action complaint (Newman v. Carson, et. al., Civil Action No. 16109-NC) was filed in the Court of Chancery of the State of Delaware, by a person claiming to represent the stockholders of UMC against UMC and each of its directors. On January 9, 1998, a similar class action complaint (Ross v. Brock, et. al., Civil Action No. 98-00845) was filed in the District Court of Harris County, Texas, 164th Judicial District by another person claiming to represent the stockholders of UMC against UMC and each of its directors. Among other things, the complaints seek to (i) preliminarily and permanently enjoin the Merger, (ii) require the UMC directors to maximize stockholder value by placing UMC up for auction and/or to conduct a "market-check", (iii) require the defendants to make a full and fair disclosure of all material facts to the class members before the consummation of the Merger, (iv) rescind the Merger should it be consummated prior to the resolution of the lawsuit, and/or (v) recover unspecified damages and costs from the UMC directors for the alleged breach of their fiduciary duties.

      Management of UMC believes that the complaints are without merit and intends to vigorously defend the actions.

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

      None during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since July 22, 1993, the Company's Series A Voting Common Stock, $0.01 par value (the "Common Stock"), has been traded on the New York Stock Exchange under the symbol "UMC". As of February 13, 1998, there were 35,792,891 shares of Common Stock outstanding held by approximately 184 stockholders of record. The Company has never paid dividends on its Common Stock and does not expect to pay dividends in the near future.

      The Company's Global Credit Facility and the 103/8% Senior Subordinated Notes (see Note 5 of the Notes to Consolidated Financial Statements) contain certain restrictions on the Company's ability to declare and pay dividends. The payment of future cash dividends, if any, will be reviewed periodically by the Board of Directors and will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital and exploration expenditures, its future business prospects and any restrictions imposed by the Company's present or future credit facilities.

      The following table shows the high and low sales prices of the Common Stock on the New York Stock Exchange for the last two years:



QUARTER ENDED, 1996                     HIGH                 LOW
-------------------                     ----                 ---
   March 31...................        $ 25.88              $ 15.00

   June 30....................        $ 36.25              $ 23.13

   September 30...............        $ 48.38              $ 32.13

   December 31................        $ 53.50              $ 43.88

QUARTER ENDED, 1997
-------------------

   March 31...................        $ 52.38              $ 28.38

   June 30....................        $ 38.25              $ 26.50

   September 30...............        $ 42.25              $ 29.25

   December 31................        $ 40.25              $ 26.00

ITEM 6. SELECTED FINANCIAL DATA

    The financial data as of and for the years ended December 31, 1993 through 1997 were derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein (amounts in thousands, except per share data).

                                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------------
                                                            1997           1996            1995           1994           1993
                                                          ---------      ---------      ---------      ---------      ---------
Operating revenues:
    Gas sales .......................................     $ 111,663      $ 114,498      $  68,228      $  67,763      $  60,457
    Oil sales .......................................       145,351         92,031         45,122         26,675         19,877
    Gain on sale of assets and other  (1) ...........         7,851         29,875         33,691          3,379          1,984
                                                          ---------      ---------      ---------      ---------      ---------
                                                            264,865        236,404        147,041         97,817         82,318
                                                          ---------      ---------      ---------      ---------      ---------
Costs and expenses:
    Production costs ................................        56,492         51,298         42,891         36,938         30,539
    General and administrative ......................        13,580         12,727         10,425         12,504          8,097
    Exploration, including dry holes ................        38,845         40,325         15,682         16,187          6,811
    Depreciation, depletion and amortization ........        96,418         84,979         53,942         50,727         35,938
    Impairment of proved oil and gas properties (2) .            --             --          8,317         94,793         10,051
    Interest and debt expense .......................        21,749         22,811         17,945          9,040          6,532
    Interest and other expense (income) .............        (1,681)           844           (375)           141         (2,102)
                                                          ---------      ---------      ---------      ---------      ---------
                                                            225,403        212,984        148,827        220,330         95,866
                                                          ---------      ---------      ---------      ---------      ---------
Income (loss) before taxes and cumulative effect of
   changes in accounting principles..................        39,462         23,420         (1,786)      (122,513)       (13,548)
Income tax benefit (provision):
    Current .........................................        (6,220)          (785)          (332)           (25)        (1,131)
    Deferred ........................................       (13,455)        (5,231)         4,217         41,549          7,436
                                                          ---------      ---------      ---------      ---------      ---------
Income (loss) before cumulative effect of changes in
   accounting principles ............................        19,787         17,404          2,099        (80,989)        (7,243)
Cumulative effect of change in accounting principle,
   net of tax (2) ...................................            --             --             --             --         (3,543)
                                                          ---------      ---------      ---------      ---------      ---------
Net income (loss) ...................................     $  19,787      $  17,404      $   2,099      $ (80,989)     $ (10,786)
                                                          =========      =========      =========      =========      =========

Net income (loss) applicable to common stockholders       $  19,787      $  15,873      $     615      $ (80,989)     $ (12,284)
                                                          =========      =========      =========      =========      =========

Basic earnings per share of common stock:
    Income (loss) before cumulative effect of changes
       in accounting principles .....................     $    0.56      $    0.53      $    0.02      $   (3.47)     $   (0.75)
    Cumulative effect of changes in accounting
       principles...... .............................            --             --             --             --          (0.31)
                                                          ---------      ---------      ---------      ---------      ---------
    Net income (loss) per common share ..............     $    0.56      $    0.53      $    0.02      $   (3.47)     $   (1.06)
                                                          =========      =========      =========      =========      =========

    Weighted average number of common shares (3) ....        35,590         30,120         27,935         23,330         11,588

Diluted earnings per share of common stock:
    Income (loss) before cumulative effect of changes
        in accounting principles ....................     $    0.54      $    0.51      $    0.02      $   (3.47)     $   (0.75)
    Cumulative effect of changes in accounting
        principles ..................................            --             --             --             --          (0.31)
                                                          ---------      ---------      ---------      ---------      ---------
    Net income (loss) per common share ..............     $    0.54      $    0.51      $    0.02      $   (3.47)     $   (1.06)
                                                          =========      =========      =========      =========      =========

    Weighted average number of common shares and
        common share equivalents outstanding (3) ....        36,662         31,428         29,259         23,330         11,588

Balance Sheet Data (at end of period):
    Property, plant and equipment - net (1) .........     $ 740,972      $ 524,189      $ 468,673      $ 424,930      $ 291,723
    Total assets ....................................       885,025        718,293        578,450        511,214        343,223
    Long-term debt, including current maturities ....       283,557        157,731        247,899        239,634         92,149
    Stockholders' equity (4) ........................       459,399        432,236        212,312        171,438        189,672


-----------------------
(1) See Note 4 of the Notes to Consolidated Financial Statements for a discussion of significant acquisitions and dispositions for the applicable periods.

(2) See Note 3 of the Notes to Consolidated Financial Statements regarding the company's policy for assessing the recoverability of proved oil and gas properties. In 1993, the Company adopted a policy to assess recoverability of its proved properties by individual property groups having similar geological or operating characteristics utilizing estimates of undiscounted future net revenues attributable to proved reserves based on current prices and to provide impairment reserves as conditions warrant.

(3) See Note 6 of the Notes to Consolidated Financial Statements for the calculation of the weighted average number of common shares and common share equivalents outstanding.

(4) The Company has never paid dividends on its common stock.

     The following is a condensed summary of the results of operations for the quarters of 1997 and 1996 (amounts in thousands, except per share amounts):


                                            Quarters Ended (Unaudited)
                                ------------------------------------------------
                                March 31   June 30   September 30    December 31
                                --------   -------   ------------    -----------
1997
----
Revenues .....................     $65,005     $55,545     $62,370     $81,945
Income from operations .......      15,370       7,011      14,136      23,013
Net income ...................       6,199       1,820       3,303       8,465
Basic earnings per share .....        0.18        0.05        0.09        0.24
Diluted earnings per share ...        0.17        0.05        0.09        0.23

1996
----
Revenues .....................     $52,168     $61,323     $54,068     $68,845
Income from operations .......      11,745      14,400      10,927      10,003
Net income ...................       3,716       5,235       2,838       5,615
Basic earnings per share (1) .        0.10        0.16        0.09        0.17
Diluted earnings per share (1)        0.10        0.15        0.09        0.16


---------------------
(1) The sum of the quarterly reported amounts for earnings per share do not equal full year amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) INTRODUCTION

    The following discussion is intended to assist in understanding the Company's financial position and results of operations for each year in the three year period ended December 31, 1997. The Consolidated Financial Statements and the notes thereto should be referred to in conjunction with this discussion.

    On December 22, 1997, UMC and OEI entered into a merger agreement that provides for a stock-for-stock merger of the companies pursuant to which UMC stockholders will receive 1.30 shares of the combined company for each existing outstanding share of UMC and OEI shareholders will receive 2.34 shares of the combined company for each existing outstanding share of OEI. UMC stockholders will own approximately 46% of the equity of the combined company. The Merger is expected to qualify as a tax-free transaction and is subject to each Company's stockholders' approval and certain other conditions. The transaction is expected to be treated as a pooling of interests for accounting purposes and is anticipated to close by the end of the first quarter of 1998.

(b) OVERVIEW

    The Company was organized in 1987 to pursue opportunities to acquire oil and natural gas properties. Since its inception, the Company has grown through a series of strategic corporate and property acquisitions combined with an exploration program that focuses on UMC's existing properties in North America and in certain international regions. Management's strategy is to (i) balance the risk of exploration prospects with lower risk exploitation and development of existing reserves, (ii) concentrate its activities in specific regions where the Company has expertise, while retaining geographical diversification and
(iii) augment its industry and institutional relationships to access new opportunities.

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

    In recent years, UMC has developed its business strategy to include the sale of both developed and undeveloped properties. With respect to developed properties, sales may be made to (i) redeploy capital in regions where returns are greater, (ii) eliminate properties that do not fit the Company's geographic profile, (iii) dispose of marginal assets and (iv) accept offers where the buyer gives significantly greater value to a property than UMC's technical staff and outside engineers. As a result of a significant portion of the Company's growth coming through large acquisitions, the sale of developed properties selected using the above criteria is a frequent occurrence.

     The Company's international activities are focused in the countries of Equatorial Guinea, Cote d'Ivoire, Pakistan, Bangladesh and Angola, where it holds substantial acreage positions in highly prospective geologic regions. Management believes that these areas have the potential to significantly increase the Company's proved oil and gas reserves based upon results of drilling to date and analysis of technical data regarding additional prospects.

    Although the Company's reserves have historically been concentrated in natural gas, international discoveries have shifted the percentage of reserves represented by crude oil and condensate toward a more equal balance with natural gas reserves. Concurrently, the Company expects to continue the historical trend of adding to its North American reserve base.

(c) RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

    Oil and gas revenues for 1997 were $257.0 million, or 24% greater than 1996 oil and gas revenues of $206.5 million. The increase in oil and gas revenues is due to increased oil volumes in West Africa resulting from a full years' production from Block B in Equatorial Guinea, offset by lower U.S. gas volumes due primarily to property sales and natural production declines.

    Oil revenues increased 58% to $145.4 million, the result of significantly increased worldwide production volumes offset by a drop in the average realized price received. Oil production increased 85% to 8,133 MBO in 1997 due primarily to increased oil production in Cote d'Ivoire and Equatorial Guinea. The average sales price after hedging for oil decreased 15% to $17.87 in 1997 compared to 1996. The impact of hedging on oil prices received and oil revenues for 1997 and 1996 was not significant.

    Natural gas revenues declined 3% to $111.7 million, the result of slight declines in natural gas prices, asset sales and the impact of certain hedging activities. The average sales price after hedging for natural gas decreased to $2.04 per MCF, or 2%, in 1997 from 1996. The impact of hedging on natural gas prices received and natural gas revenues for 1997 and 1996 was a decrease of $0.02 and $0.06 per MCF and $1.2 million and $3.7 million, respectively. The Company has consistently entered into hedging transactions for the purpose of managing the overall impact of commodity price volatility. Depending upon commodity price movement, gains or losses recognized are offset by lower or higher prices at the wellhead. Natural gas production for 1997 was 54,807 MMCF, a decrease of 1% over 1996 volumes due primarily to property sales and natural production declines, offset by acquisitions and increased production in Cote d'Ivoire and Canada.

    Gains on sales of assets totaled $4.9 million in 1997, as compared to $29.0 million in 1996. The 1997 gains on sales of assets primarily resulted from dispositions of various non-strategic North American properties. The largest contributors to the gains recognized in 1996 were sales of unproved international interests, including the final installment of the sale to Mobil Equatorial Guinea Corporation (Mobil) of a 10% interest in Block B in Equatorial Guinea and the sale of a 55% contract interest in Block CI-105 in Cote d'Ivoire to Shell Exploration B.V. (Shell), a unit of Royal Dutch/Shell.

    Production costs, excluding ad valorem and production taxes, for 1997 of $45.8 million increased 8% from $42.5 million for 1996, primarily due to production in Equatorial Guinea for the full 1997 period. However, on a BOE basis, production costs for 1997 decreased $0.47 per BOE (15%) when compared to 1996.

    General and administrative expense for 1997 was $13.6 million compared to $12.7 million in 1996. This increase was primarily due to outside consulting fees, a new systems implementation and an overall increase in the activity level of the Company. However, general and administrative expenses per BOE of production decreased from $0.93 in 1996 to $0.79 in 1997.

    Exploration, dry hole and lease impairment expenses for 1997 totaled $38.9 million as compared to $40.3 million in 1996. The components of exploration expense for 1997 reflect seismic activities worldwide, certain exploratory dry holes primarily in Equatorial Guinea, Cote d'Ivoire and Gulf of Mexico, and certain initial costs in other international areas.

    Depreciation, depletion and amortization (DD&A) expense for 1997 of $96.4 million increased 13% from $85.0 million for 1996. This increase is primarily attributable to increased production levels in Cote d'Ivoire and Equatorial Guinea. The rate per BOE of oil and gas DD&A decreased 9% from $6.00 per BOE in 1996 to $5.45 per BOE in 1997. This decrease is primarily due to a change in the Company's geographic production mix and proved reserve additions in 1997.

    Interest and debt expense for 1997 was $21.7 million compared to $22.8 million for 1996. The decrease in interest expense is primarily due to the reduced debt levels through the majority of 1997 resulting primarily from the paydown of the Global Credit Facility in the fourth quarter of 1996 with proceeds from the Company's 1996 equity offering.

    An income tax provision of $19.7 million (of which $6.2 million is a current provision and $13.5 million is a deferred provision) was recognized for 1997, compared to a provision of $6.0 million (of which $0.8 was a current provision and $5.2 was a deferred provision) for 1996. A significant portion of current taxes in 1997 is a $4.6 million non-cash provision representing current taxes incurred in Cote d'Ivoire which, under the terms of the production sharing contract, will be paid by the Ivorian government from their production proceeds. Consistent with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, the income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet. The 1996 deferred tax benefit was affected by the use of $13.0 million of net operating loss (NOL) carryforwards to essentially eliminate 1996 taxable income and the deferred tax effect of exercised stock options. At December 31, 1997, the Company had $84.9 million of United States (U.S.) NOL carryforwards, $67.0 million of Equatorial Guinea NOL carryforwards and $32.2 million of Canadian federal tax pools. The Company paid cash income taxes in 1997 and 1996 of $1.8 million, and $0.4 million, respectively, to several states, Canada and the U.S.

    The Company reported net income of $19.8 million, or $0.56 basic earnings per share, for 1997 compared to a net income of $17.4 million, or $0.53 basic earnings per share, for 1996.

    Year 2000 problems do not present a material consideration for the Company's current operations. The Company is currently engaged in a comprehensive project to upgrade its computer software in its production , land and accounting systems to programs which are year 2000 compliant. The Company does not anticipate year 2000 problems will have a material adverse impact on its business.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

    Oil and gas revenues for 1996 were $206.5 million, or 82% greater than 1995 oil and gas revenues of $113.4 million primarily due to significant improvements in oil and natural gas prices and production volumes. The average sales price after hedging for natural gas increased to $2.07 per MCF, or 35%, in 1996 from 1995. The impact of hedging on natural gas prices received and natural gas revenues for 1996 and 1995 was an increase (decrease) of ($0.06) and $0.07 per MCF and ($3.7) million and $3.5 million, respectively. Natural gas production for 1996 was 55,445 MMCF, an increase of 25% over 1995 volumes due primarily to new production from the Gulf of Mexico and a full year of gas production in Cote d'Ivoire which commenced in late 1995. Oil production increased 59%, or 1,634 MBO, in 1996 due primarily to increased oil production in Cote d'Ivoire and commencement of production in Equatorial Guinea in August 1996. The average sales price after hedging for oil increased to $20.94, or 28%, in 1996 compared to 1995. The impact of hedging on oil prices received and oil revenues for 1996 and 1995 was an increase (decrease) of ($0.04) and $0.22 per barrel and ($0.2) million and $0.6 million, respectively.

    The aforementioned business strategy of selling both developed and undeveloped properties generated gains on sales of assets of $29.0 million in 1996, as compared to $31.2 million in 1995. The 1996 gains on sales of assets resulted primarily from sales of unproved international interests including a $15.8 million pre-tax gain recognized as the final installment on the assignment of a portion of the Company's interest in Block B in Equatorial Guinea to Mobil in October 1995, and the sale in September 1996 of a 55% contract interest in Block CI-105 in Cote d'Ivoire to Shell from which the Company recognized a pre-tax gain of $3.3 million. Gains on sales of producing properties in North America were primarily generated by a pre-tax gain of $4.7 million recognized as a result of the sale by UMC Resources Canada Ltd., the Company's wholly-owned Canadian subsidiary, of its interest in the Rocanville area in June 1996, and a pre-tax gain of $3.6 million recognized as a result of the sale of interests in the Elk City and Arapaho fields in December 1996. The largest contributors to the gain in 1995 were the sales of partial interests to Yukong Limited of a portion of the Company's interests in Block CI-01 and CI-02 in Cote d'Ivoire and Blocks C and D in Equatorial Guinea and the first installments of the sale to Mobil of a 10% interest in Block B in Equatorial Guinea. For these international sales in 1995, a pre-tax gain of $18.3 million was recognized on proceeds of $22.1 million. During 1995, the Company recognized pre-tax gains of $12.9 million on sales of producing properties in North America.

    Production costs, excluding ad valorem and production taxes, for 1996 of $42.5 million increased 19% from $35.6 million for 1995, primarily due to a full year of production in Cote d'Ivoire and commencement of production in Equatorial Guinea. However, on a cost per BOE basis, production costs for 1996 decreased $0.38 per BOE, a decrease of 11%, when compared to 1995.

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

    DD&A expense for 1996 of $85 million increased 58% from $53.9 million for 1995. This increase is primarily attributable to increased production levels in Cote d'Ivoire and Equatorial Guinea. The rate per BOE of oil and gas DD&A increased 16% from $5.19 per BOE in 1995 to $6.00 per BOE in 1996. This increase is a result of capitalized costs in Equatorial Guinea which reflect certain development expenditures in anticipation of significant future reserve extensions and additions that were not recognized as proved reserves at December 31, 1996. In addition, certain downward revisions of proved oil and gas reserves in the United States were recognized by the Company during 1996, increasing DD&A rates. Furthermore, a greater proportion of the Company's North American oil and gas volumes were produced from the Gulf of Mexico region in 1996 versus 1995, which historically has higher depletion rates.

    Interest and debt expense for 1996 was $22.8 million compared to $17.9 million in 1995. Non-cash amortization of debt issue costs totaled $2.1 million for 1996, as compared to $1.2 million for 1995. The $0.9 million increase is primarily due to the amortization of the original issue discount on the 103/8% Senior Subordinated Notes (Notes) due 2005 and the write-off of debt issue costs upon the purchase of the Cote d'Ivoire Project Loan in November 1996 by the Company with a portion of the proceeds from the November 1996 offering of common stock. The additional $4.0 million increase is primarily due to a higher average interest rate in 1996, resulting from the issuance of the Notes in the fourth quarter 1995, and higher average debt levels in 1996 as compared to 1995.

    An income tax provision of $6.0 million was recognized for 1996, compared to a benefit of $3.9 million for 1995. Consistent with SFAS No. 109, the income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet. The primary items affecting the 1996 deferred tax provision were the use of $13.0 million of NOL carryforwards to eliminate 1996 taxable income and the deferred tax effect of exercised stock options. The 1995 deferred tax benefit was affected by property sales, the impairment of proved properties relating to the adoption of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, during the fourth quarter of 1995, and offset by the use of $31.0 million of NOL carryforwards. At December 31, 1996, the Company had $98.0 million of U. S. NOL carryforwards, $52.0 million of Equatorial Guinea NOL carryforwards and $17.6 million of Canadian federal tax pools. The Company paid cash income taxes in 1996 and 1995 of $0.4 million and $0.6 million, respectively, to several states, Canada and the U.S. for the Alternative Minimum Tax.

    The Company reported net income of $17.4 million, basic earnings per share of $0.53, for 1996 compared to a net income of $2.1 million, or basic earnings per share of $0.02, for 1995.

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

    The primary sources of cash for the Company during the year ended December 31, 1997, included proceeds from funds generated from operations, cash on hand, proceeds from asset sales, exercise of stock options and borrowings under the Global Credit Facility. In the comparable period of 1996, the primary sources of cash included proceeds from the November 1996 offering of common stock, funds generated from operations, bank borrowings, proceeds from asset sales and exercise of stock options and warrants. For the year ended 1995, the primary sources of cash included the issuance of the 103/8% Senior Subordinated Notes, funds generated from operations, proceeds from sales of certain oil and gas properties, project financing borrowings and the issuance of the Series F preferred stock. Primary cash uses for the years ended December 31, 1997 and 1996 included capital expenditures (including exploration expenses) which totaled $370.1 million and $190.4 million, respectively. In the comparable period of 1995, the primary cash uses included capital expenditures (including exploration expenses) of $163.0 million.

    The Company has used the Global Credit Facility (see Note 5 of the Notes to Consolidated Financial Statements) to partially finance its expenditures. As of December 31, 1997, the borrowing base under the Global Credit Facility was $300 million, and the Company had outstanding loans thereunder of approximately $127 million and outstanding letters of credit of approximately $4 million. Resulting liquidity (including cash) exceeded $181 million as compared to $254 million at December 31, 1996.

    Effective January 18, 1994, the Company entered into five-year fixed LIBOR interest rate swap contracts that provide for fixed interest rates to be realized on notional amounts of $45.0 million in 1998. The agreements include varying annual fixed interest rates ranging from 3.66% in 1994 to 6.40% in 1998, plus interest rate margins.

    Equity financings have represented a significant source of funds for the Company. Since its inception, over $197 million of private equity capital and approximately $343 million of public equity capital has been raised to support its growth. The Company completed its initial public offering in July 1993, resulting in net proceeds to the Company of $68.7 million. In November 1994, the Company issued approximately $64 million in common equity as partial consideration for the General Atlantic Resources, Inc. acquisition. In June and July 1995, the Company sold an aggregate $35.0 million of Series F Preferred Stock in a private placement to institutional investors which was converted to
1.845 million common shares in accordance with its automatic conversion terms in July 1996. In November 1996, the Company issued 4.089 million common shares for $182.7 million in cash to be used to fund planned capital expenditures and for general corporate purposes. Proceeds of $20.5 million relating to exercise of stock options and warrants have been realized since the July 1993 initial public offering.

    As part of its on-going operations, the Company periodically sells interests in proved reserves and enhanced exploration prospects. This practice continued in 1997 and 1996, with net cash proceeds from sales of assets of $19.4 million and $50.2 million, respectively. The 1997 proceeds consisted of sales of various non-strategic North American properties.

    The Company's capital expenditure budget for 1998 is expected to be approximately $350 million. Primary areas of emphasis will be West Africa, East Texas, the Gulf of Mexico and other international areas. In addition, the Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations, property acquisitions and consummation of the Merger. Actual capital spending may vary from the initial capital expenditure budget.

    The Company continues to maintain a sound financial structure. The Company's debt to total capitalization ratio has increased to 38% at December 31, 1997, from 27% at December 31, 1996. However, the Company's interest coverage ratio (calculated as the ratio of income from operations plus DD&A, impairment of proved oil and gas properties and exploration expense to interest plus capitalized interest less non-cash amortization of debt issue costs) was 9.7 to 1 for 1997 compared with 7.6 to 1 for 1996. This measure provides investors with a measure of the Company's ability to service debt. The high ratio in 1997 and improvement over 1996 are indicators of the Company's strong financial position and future capability to service debt and fund operations. Access to various capital markets, combined with cash flows from operating activities, provide the Company with the financial strength, leverage and liquidity that will allow it to fund its 1998 capital expenditure program, including the international exploration and development opportunities in Cote d'Ivoire, Equatorial Guinea, Pakistan and Bangladesh, and continue to selectively pursue strategic corporate and property acquisitions.

(e) NET OPERATING LOSS CARRYFORWARDS AND CANADIAN TAX POOLS

     At December 31, 1997, the Company had $84.9 million of United States NOL carryforwards, $67.0 million of Equatorial Guinea NOL carryforwards and $32.2 million of Canadian federal tax pools which it expects to use in sheltering future taxable income in the United States, Equatorial Guinea and Canada, respectively, as compared to December 31, 1996 amounts of $98.0 million, $52.0 million and $17.6 million for the United States, Equatorial Guinea and Canada, respectively.

     The Company's United States NOL carryforward is subject to certain limitations. Under Section 382 of the Internal Revenue Code, the taxable income of UMC available for offset by pre-ownership change NOL carryforwards and certain built-in losses is subject to an annual limitation (the 382 Limitation) if an "ownership change" occurs. The Company has determined that an ownership change under Section 382 occurred in 1994. As a result of this ownership change, the total amount of UMC's NOL carryforwards will not be affected, but the annual 382 Limitation will equal the fair market value of the Company immediately before the ownership change multiplied by the long-term tax exempt interest rate, subject to adjustment for certain built-in gains of the Company. To the extent the 382 Limitation exceeds the federal taxable income of the post-merger company for a given year, the 382 Limitation for the subsequent year will be increased by such excess. The Merger is not expected to have a material impact on the Company's 382 Limitation. NOL carryforwards of the Company will be disallowed entirely if certain continuity of business enterprise requirements are not met. It is expected these requirements will be met. The effect of the 382 Limitation may be to defer the use of the Company's existing NOL carryforwards.

(f) FOREIGN CURRENCY TRANSACTIONS

    The financial position and results of operations attributable to the Company's Canadian operations are translated into U.S. currency in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the assets and liabilities of the Canadian financial statements are translated using the currency exchange rate in effect at the balance sheet date while the revenues, expenses, gains and losses are translated using the exchange rate for the periods in which they occurred. The effect of such translations are reflected as adjustments to stockholders' equity as reflected in the Statement of Changes in Stockholders' Equity in the Company's Consolidated Financial Statements.

     Essentially all revenues and expenditures for the Company's international operations are settled, and all books and records are maintained, in U.S. dollars.

(g) CHANGES IN PRICES AND INFLATION

    The Company's revenues and the value of its oil and natural gas properties have been, and will continue to be, affected by changes in oil and natural gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal and other market fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 1997 and 1996.

(h) FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Business and Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information about the Merger such as general economic conditions and possible or assumed results of operations or impacts of the Merger; information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of international and domestic fields, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risks incident to the drilling and completion for oil and gas wells, future production and development costs, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission.

(i) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. This standard, effective for fiscal year 1997, replaces the presentation of primary earnings per share, as prescribed by Accounting Principles Board (APB) No. 15, with a presentation of basic earnings per share. In addition, this standard requires dual presentation of basic and diluted earnings per share on the Consolidated Statement of Income.

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting of comprehensive income and its components to be displayed with the same prominence as other financial statements. This statement requires a company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. It is effective for the fiscal years beginning after December 15, 1997.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires a company to report financial information by operating segment. Operating segments are defined as the basis on which the chief operating decision maker disaggregates the company for making operating decisions and assessing performance. The Company adopted the provisions of SFAS No. 131, and has included segment information in Notes 17 and 18 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Public Accountants........................................................................ 24
Consolidated Statement of Income, Years Ended December 31, 1997, 1996 and 1995.................................. 25
Consolidated Balance Sheet, December 31, 1997 and 1996.......................................................... 26
Consolidated Statement of Changes in Stockholders' Equity, Years Ended December 31,
   1997, 1996 and 1995.......................................................................................... 28
Consolidated Statement of Cash Flows, Years Ended December 31, 1997, 1996 and 1995.............................. 29
Notes to Consolidated Financial Statements...................................................................... 30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Board of Directors and Stockholders of
United Meridian Corporation:

    We have audited the accompanying consolidated balance sheet of United Meridian Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Meridian Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

      As discussed in Note 3 to the Consolidated Financial Statements, during 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.









                                             ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 1998

                           UNITED MERIDIAN CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997           1996           1995
                                                              ---------      ---------      ---------
Operating revenues:
    Gas sales ...........................................     $ 111,663      $ 114,498      $  68,228
    Oil sales ...........................................       145,351         92,031         45,122
    Contract settlements and other ......................         3,000            854          2,507
    Gain on sale of assets ..............................         4,851         29,021         31,184
                                                              ---------      ---------      ---------
                                                                264,865        236,404        147,041
                                                              ---------      ---------      ---------

Costs and expenses:
    Production costs ....................................        56,492         51,298         42,891
    General and administrative ..........................        13,580         12,727         10,425
    Exploration, including dry holes and impairments ....        38,845         40,325         15,682
    Depreciation, depletion and amortization ............        96,418         84,979         53,942
    Impairment of proved oil and gas properties .........            --             --          8,317
                                                              ---------      ---------      ---------
                                                                205,335        189,329        131,257
                                                              ---------      ---------      ---------

Income from operations ..................................        59,530         47,075         15,784
Other income, expenses and deductions:
    Interest and other income (expense) .................         1,681           (844)           375
    Interest and debt expense ...........................       (21,749)       (22,811)       (17,945)
                                                              ---------      ---------      ---------

Income (loss) before income taxes .......................        39,462         23,420         (1,786)
Income tax benefit (provision):
    Current .............................................        (6,220)          (785)          (332)
    Deferred ............................................       (13,455)        (5,231)         4,217
                                                              ---------      ---------      ---------

Net income ..............................................        19,787         17,404          2,099

Preferred stock dividends ...............................            --         (1,531)        (1,484)
                                                              ---------      ---------      ---------

Net income available to common stockholders .............     $  19,787      $  15,873      $     615
                                                              =========      =========      =========

Basic earnings per share ................................     $    0.56      $    0.53      $    0.02
                                                              =========      =========      =========

Weighted average number of common shares outstanding ....        35,590         30,120         27,935
                                                              =========      =========      =========

Diluted earnings per share ..............................     $    0.54      $    0.51      $    0.02
                                                              =========      =========      =========

Weighted average number of common shares and common
    share equivalents outstanding .......................        36,662         31,428         29,259
                                                              =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNITED MERIDIAN CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                               1997             1996
                                                            -----------      -----------

                                     ASSETS
Current assets:
   Cash and cash equivalents ..........................     $    11,689      $    54,942
   Accounts receivable, net of allowance
    for doubtful accounts of
    $1,190 at December 31, 1997 and 1996:
       Oil and gas sales ..............................          36,565           36,238
       Joint interest and other .......................          42,463           45,447
   Deferred income taxes ..............................           1,547            2,839
   Inventory ..........................................          10,025           11,389
   Prepaid expenses and other .........................           5,875            5,306
                                                            -----------      -----------
                                                                108,164          156,161
                                                            -----------      -----------

Property and equipment, at cost:
   Oil and gas (successful efforts method)
       Proved properties ..............................       1,110,877          851,818
       Unproved properties ............................          34,538           14,667
   Other property and equipment .......................          16,138            8,295
                                                            -----------      -----------
                                                              1,161,553          874,780
   Accumulated depreciation, depletion and amortization        (420,581)        (350,591)
                                                            -----------      -----------
                                                                740,972          524,189
                                                            -----------      -----------
Other assets:
   Gas imbalances receivable ..........................           6,227            5,702
   Deferred income taxes ..............................          19,597           23,035
   Debt issue cost ....................................           9,193            8,370
   Other ..............................................             872              836
                                                            -----------      -----------
                                                                 35,889           37,943
                                                            -----------      -----------

          TOTAL ASSETS ................................     $   885,025      $   718,293
                                                            ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UNITED MERIDIAN CORPORATION

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                    DECEMBER 31,
                                                            ---------------------------
                                                               1997             1996
                                                            -----------      ----------

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................     $ 88,958      $ 80,593
   Advances from joint owners ............................        8,491         5,575
   Interest payable ......................................        3,698         3,800
   Accrued liabilities ...................................        4,654         7,525
   Current maturities of long-term debt ..................          911           899
                                                               --------      --------
                                                                106,712        98,392
                                                               --------      --------

Long-term debt:
   Global credit facility ................................      126,496            --
   103/8% senior subordinated notes ......................      150,000       150,000
   Other .................................................        6,150         6,832
                                                               --------      --------
                                                                282,646       156,832
                                                               --------      --------

Deferred credits and other liabilities:
   Deferred income taxes .................................       24,456        20,797
   Gas imbalances payable ................................        4,617         3,994
   Other .................................................        7,195         6,042
                                                               --------      --------
                                                                 36,268        30,833
                                                               --------      --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value, 32,000,000
      shares authorized, no shares
      issued and outstanding at December 31, 1997 and
      1996 ...............................................           --            --
   Common stock, $.01 par value, 46,000,000 shares
      authorized, 35,792,891 and 35,217,206 shares
      issued and outstanding at December 31, 1997
      and 1996, respectively .............................          358           352
   Additional paid-in capital ............................      550,613       540,661
   Foreign currency translation adjustment ...............       (6,839)       (4,257)
   Retained earnings (deficit) ...........................      (84,733)     (104,520)
                                                               --------      --------
                                                                459,399       432,236
                                                               --------      --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....     $885,025      $718,293
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

                           UNITED MERIDIAN CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                SERIES F
                                                              PREFERRED STOCK                COMMON STOCK
                                                              ---------------             ----------------------
                                                             SHARES       AMOUNT          SHARES         AMOUNT
                                                             ------       ------          ------         ------
Balance, December 31, 1994 ............................             --         --        27,721,881      $   277
   Foreign currency translation adjustment ............
   Preferred stock issuance
     - June 30 ........................................        833,333    $     8
     - July 24 ........................................        333,334          4
   Exercise of common stock options ...................                                     428,343           4
   Preferred stock dividends ..........................
   Net income .........................................

                                                          ------------    -------      ------------      ------
Balance, December 31, 1995 ............................      1,166,667    $    12        28,150,224      $  281
   Foreign currency translation adjustment ............
   Automatic conversion of Series F preferred
     stock to common stock ............................     (1,166,667)       (12)        1,845,284          19
   Common stock offering ..............................                                   4,088,942          41
   Exercise of common stock options ...................                                     897,007           9
   Exercise of warrants ...............................                                     235,749           2
   Preferred stock dividends ..........................
   Net income .........................................

                                                          ------------    -------      ------------      ------
Balance, December 31, 1996 ............................             --    $    --        35,217,206      $  352
   Foreign currency translation adjustment ............
   Common shares issued in exchange for shares
     tendered from a prior acquisition ................                                       2,662          --
   Exercise of common stock options ...................                                     573,023           6
   Net income .........................................

                                                          ------------    -------      ------------      ------
Balance, December 31, 1997 ............................             --    $    --        35,792,891      $  358
                                                          ============    =======      ============      ======


                                                           ADDITIONAL          FOREIGN         RETAINED
                                                            PAID-IN           CURRENCY         EARNINGS
                                                            CAPITAL          ADJUSTMENT        (DEFICIT)            TOTAL
                                                          ------------      ------------      ------------      ------------
Balance, December 31, 1994 ............................   $    296,168      $     (3,999)     $   (121,008)     $    171,438
   Foreign currency translation adjustment ............                              (58)                                (58)
   Preferred stock issuance
     - June 30 ........................................         24,992                                                25,000
     - July 24 ........................................          9,902                                                 9,906
   Exercise of common stock options ...................          5,407                                                 5,411
   Preferred stock dividends ..........................                                             (1,484)           (1,484)
   Net income .........................................                                              2,099             2,099

                                                          ------------      ------------      ------------      ------------
Balance, December 31, 1995 ............................   $    336,469      $     (4,057)     $   (120,393)     $    212,312
   Foreign currency translation adjustment ............                             (200)                               (200)
   Automatic conversion of Series F preferred
     stock to common stock ............................             (7)
   Common stock offering ..............................        182,629                                               182,670
   Exercise of common stock options ...................         17,951                                                17,960
   Exercise of warrants ...............................          3,619                                                 3,621
   Preferred stock dividends ..........................                                             (1,531)           (1,531)
   Net income .........................................                                             17,404            17,404

                                                          ------------      ------------      ------------      ------------
Balance, December 31, 1996 ............................   $    540,661      $     (4,257)     $   (104,520)     $    432,236
   Foreign currency translation adjustment ............                           (2,582)                             (2,582)
   Common shares issued in exchange for shares
     tendered from a prior acquisition ................
   Exercise of common stock options ...................          9,952                                                 9,958
   Net income .........................................                                             19,787            19,787
                                                          ------------      ------------      ------------      ------------

Balance, December 31, 1997 ............................   $    550,613      $    (6,839)      $    (84,733)     $    459,399
                                                          ============      ============      ============      ============





          These accompanying notes are an integral part of these
                       consolidated financial statements.

                           UNITED MERIDIAN CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                      1997           1996           1995
                                                                   ---------      ---------      -----------
Cash flows from operating activities:
   Net income ................................................     $  19,787      $  17,404      $   2,099
   Adjustments to reconcile net income to cash from
    operating activities:
     Exploration, including dry holes and impairments ........        38,845         40,325         15,682
     Depreciation, depletion and amortization ................        96,418         84,979         53,942
     Impairment of proved oil and gas properties .............            --             --          8,317
     Amortization of debt issue cost .........................         1,576          2,127          1,173
     Deferred income tax provision (benefit) .................        13,455          5,231         (4,217)
     Gain on sale of assets ..................................        (4,851)       (29,021)       (31,184)
                                                                   ---------      ---------      ---------
                                                                     165,230        121,045         45,812
     Changes in assets and liabilities:
       Increase in receivables ...............................        (8,707)       (22,868)        (9,618)
       Decrease (increase) in inventory ......................        (1,364)        (6,715)         1,773
       Increase (decrease) in payables and accrued liabilities         7,039         (1,495)         8,150
       Increase (decrease) in net gas imbalances .............            98         (2,233)           729
       Other .................................................         3,492         (4,300)          (840)
                                                                   ---------      ---------      ---------
          Net cash provided by operating activities ..........       165,788         83,434         46,006
                                                                   ---------      ---------      ---------

Cash flows from investing activities:
   Exploration ...............................................      (109,282)       (64,191)       (32,914)
   Development ...............................................      (179,694)      (112,639)       (97,934)
   Acquisition of properties .................................       (62,616)        (6,686)       (28,538)
   Additions to other property and equipment .................        (5,769)        (2,385)        (1,441)
   Net proceeds from the sale of assets ......................        19,375         50,152         78,119
                                                                   ---------      ---------      ---------
          Net cash used in investing activities ..............      (337,986)      (135,749)       (82,708)
                                                                   ---------      ---------      ---------

Cash flows from financing activities:
   Repayment of long-term debt ...............................       (50,595)      (274,831)      (337,033)
   Additions to total debt ...................................       176,421        176,932        345,298
   Debt issue cost ...........................................        (2,447)          (251)        (6,089)
   Net proceeds from issuance of preferred stock .............            --             --         34,906
   Net proceeds from common stock offering ...................            --        182,670             --
   Preferred stock dividends .................................            --         (1,531)        (1,484)
   Proceeds from common stock options and
     warrants exercised ......................................         5,566         10,682          2,865
                                                                   ---------      ---------      ---------
          Net cash provided by financing activities ..........       128,945         93,671         38,463
                                                                   ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents .........       (43,253)        41,356          1,761
Cash and cash equivalents at beginning of period .............        54,942         13,586         11,825
                                                                   ---------      ---------      ---------
Cash and cash equivalents at end of period ...................     $  11,689      $  54,942      $  13,586
                                                                   =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                          UNITED MERIDIAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     ORGANIZATION

     The accompanying consolidated financial statements of United Meridian Corporation (UMC or the Company), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC).

     The Company is an independent energy company engaged in the exploration, development, production and acquisition of natural gas and crude oil across North America and in the oil and natural gas producing regions of Cote d'Ivoire, Equatorial Guinea, Pakistan and Bangladesh.

     On December 22, 1997, UMC and Ocean Energy, Inc. (OEI) entered into a merger agreement that provides for a stock-for-stock merger (Merger) of the companies pursuant to which UMC stockholders will receive 1.30 shares of the combined company for each existing outstanding share of UMC and OEI shareholders will receive 2.34 shares of the combined company for each existing outstanding share of OEI. UMC stockholders will own approximately 46% of the equity of the combined company. The Merger is expected to qualify as a tax-free transaction and is subject to each Company's stockholders' approval and certain other conditions. The transaction is expected to be treated as a pooling of interests for accounting purposes and is anticipated to close by the end of the first quarter of 1998.

     The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned affiliates. Interests in joint ventures, limited liability companies and partnerships are accounted for under the proportional consolidation method. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications of amounts previously reported have been made to conform to current year presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORY

     UMC conducts a portion of its oil and gas activities with a small group of institutional and corporate investors. In connection therewith, the Company periodically acquires oil and gas properties with the intention of selling a portion of its interests to such investors. To the extent those properties are to be resold to investors, costs are carried as a current asset and classified as inventory. No gain or loss is recognized on inventoried properties. At December 31, 1996, costs of properties to be resold included in inventory totaled $2,270,000. The balance at December 31, 1997 was not significant. The remaining inventory consists of tubular goods and other equipment.

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

HEDGING

     UMC periodically enters into contracts in order to hedge against the volatility in oil and gas prices. The Company enters into such transactions for the purpose of managing the overall impact of commodity price volatility. These transactions generally take the form of swaps or price collars, and are placed with major financial institutions. The results of such transactions are included as Oil or Gas Sales in the Consolidated Statement of Income as the related production volumes are sold.

     The Company enters into interest rate hedge contracts from time to time with major financial institutions. These transactions are made to protect against higher future interest costs on the Company's floating rate long-term debt. The results of interest rate hedges are included in Interest and debt expense on the Consolidated Statement of Income.

FEDERAL INCOME TAXES

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, under which deferred tax assets or liabilities are estimated at the financial statement date based upon
(i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) net operating loss and tax credit carryforwards for tax purposes.

EARNINGS PER SHARE

     The Company adopted SFAS No. 128, Earnings Per Share, during the fourth quarter of 1997. In accordance with this new pronouncement, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been converted using the average price for the period. Prior period amounts have been restated in accordance with the requirements of the pronouncement.

STATEMENT OF CASH FLOWS

     Cash flows from operating activities for 1997, 1996 and 1995, include cash payments for interest of $18,013,000, $22,032,000, and $14,642,000 and income taxes of $1,815,000, $446,000 and $553,000, respectively.

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations attributable to the Company's Canadian operations are translated into U.S. currency in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the assets and liabilities of the financial statements are translated using the currency exchange rate in effect at the balance sheet date while the revenues, expenses, gains and losses are translated using the exchange rate for the periods in which they occurred. The effect of such translations are reflected as adjustments to stockholders' equity as shown in the Statement of Changes in Stockholders' Equity in the Company's Consolidated Financial Statements.

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

NOTE 3 CHANGES IN METHOD OF ACCOUNTING FOR ASSESSING RECOVERABILITY OF PROVED OIL AND GAS PROPERTIES

     During 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of SFAS No. 121 and recorded a pre-tax impairment of $8,317,000 (after-tax effect: $5,125,000) during the fourth quarter of 1995. No such provision was required in 1996 or 1997.

NOTE 4     ACQUISITIONS AND DISPOSITIONS

     As part of its on-going operations, the Company continually sells producing and undeveloped reserves and related assets. Significant acquisitions and dispositions for the years ending December 31, 1997, 1996 and 1995 are shown below.

1997 TRANSACTIONS

     In 1997, the Company acquired additional interests in various properties it operates and in which it holds an existing working interest position from several of its institutional partners. The net cost of the additional interests acquired from the Company's institutional partners was approximately $49,579,000. In addition, the Company acquired interests in other North American properties for total consideration of $13,037,000.

     During 1997, the Company sold various non-strategic North American properties for total proceeds of $19,375,000, resulting in pre-tax gains of $4,851,000.

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

     In September 1996, the Company executed an agreement with Shell to sell a 55% contract interest in Block CI-105 in Cote d'Ivoire. The sale resulted in the Company recognizing a pre-tax gain of $3,260,000 on cash proceeds of an equivalent amount. An additional $900,000 was received relating to reimbursement of exploration expense previously incurred by the Company.

     During 1996, the Company sold various other non-strategic North American properties, including Elk City and Arapaho fields, for total proceeds of $22,093,000, resulting in pre-tax gains of $5,308,000.

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

NOTE 5 DEBT

     Long-term debt consisted of the following at December 31, 1997 and 1996 (in thousands):


                                                                       1997                  1996
                                                                    ----------            ---------

            Global Credit Facility..........................        $  126,496            $      --
            103/8% senior subordinated notes................           150,000              150,000
            Other...........................................             7,061                7,731
                                                                    ----------            ---------
                                                                       283,557              157,731
            Less:  current maturities.......................              (911)                (899)
                                                                    ----------            ---------
            Long-term debt..................................        $  282,646            $ 156,832
                                                                    ==========            =========


     Current maturities at December 31, 1997 include the annual amortization of the Other Long-Term Debt. The 103/8% Senior Subordinated Notes are due 2005. Maturities of long-term debt by calendar year are as follows (in thousands):


            1998........................................................                  $     911
            1999........................................................                        911
            2000........................................................                        911
            2001........................................................                        911
            2002........................................................                    127,407
            Thereafter..................................................                    152,506
                                                                                          ---------
                                                                                          $ 283,557
                                                                                          =========

GLOBAL CREDIT FACILITY

    At the beginning of 1997, the Global Credit Facility provided a borrowing base amount of $200,000,000. During March 1997, the Company expanded the Global Credit Facility to $300,000,000 with an initial borrowing base of $275,000,000. In November 1997, the borrowing base was increased to $300,000,000.

    The Global Credit Facility, which is with a group of commercial banks, currently consists of two parts: (i) a credit facility among UMC, certain of its subsidiaries and certain lenders (the U.S. Lenders) pursuant to which the U.S. Lenders agree to make a portion of the Global Credit Facility (subject to Borrowing Base limitations) available to UMC (Credit Facility) and (ii) a credit facility between UMC and certain lenders (the Canadian Lenders) pursuant to which the Canadian Lenders agree to make the remaining part of the Global Credit Facility (subject to aggregate Borrowing Base limitations under the Credit Facility and a specific Canadian Borrowing Base sub-limit) available to UMC (the Canadian Credit Facility). The amount of the Borrowing Base, which governs the aggregate Global Credit Facility jointly under both the U.S. Credit Facility and the Canadian Credit Facility, and the sub-limit on the portion of the Global Credit Facility that will be made by the Canadian Lenders, are both determined on an annual basis jointly by the U.S. Lenders and the Canadian Lenders.

    The Global Credit Facility has a term of five years with amortization of the Borrowing Base to begin in 1999, unless extended or modified by the Company and the Lenders. At December 31, 1997, the Company had outstanding loans thereunder of approximately $126,496,000.

    During 1997, 1996 and 1995, the Global Credit Facility provided the Company with various interest rate options based upon prime and LIBOR rates.

103/8% SENIOR SUBORDINATED NOTES

    On October 30, 1995, the Company closed a public offering of $150,000,000 of 103/8% Senior Subordinated Notes (Notes) due 2005 at an initial price of 99.5% of face value. Proceeds of $144,933,000 (after deducting underwriting discounts, commission and expenses of the offering) were used to reduce debt under the Global Credit Facility. Interest is payable semiannually on April 15 and October 15 of each year, commencing April 15, 1996. The Notes are general unsecured senior obligations of the Company and are guaranteed by UMC Petroleum Corporation (Petroleum) but are subordinate to the Global Credit Facility (see
Note 19). The Notes are redeemable at the option of the Company, in whole or in part, at anytime after October 15, 2000 at certain premiums to face value.

OTHER LONG-TERM DEBT

    Havre Pipeline Company LLC, a limited liability corporation in which the Company had a 56% interest at December 31, 1997, has previously entered into a Credit Agreement which provided a Term Loan due September 30, 2005. The Company's proportionate share outstanding at December 31, 1997 is $7,061,000, including current maturities. Principal installments are due at the end of each quarter. Additional principal payments may be required under the Credit Agreement if operating cash flows of the limited liability corporation exceed predetermined levels.

OTHER DISCLOSURES

    During 1996 and 1995, $2,109,000 and $1,049,000, respectively, of total interest incurred was capitalized. No interest was capitalized in 1997.

    Effective January 18, 1994, UMC entered into five-year fixed LIBOR interest rate swap contracts that provide for fixed interest rates to be realized on notional amounts totaling $45,000,000 from 1995 through 1998. The agreement includes varying annual fixed interest rates ranging from 3.66% in 1994 to 6.40% in 1998, plus interest rate margins. In 1995 and 1996, the Company had in place a two-year LIBOR interest rate cap contract on an additional notional amount of $45,000,000 at interest rate caps of 7.60% and 8.30%, respectively, plus interest rate margins.

    The Company's actual average interest rate for 1997, 1996 and 1995 was 9.46%, 9.17% and 7.47%, respectively. Additionally, a facility fee of 0.25% to 0.375% per annum on the unused portion of the Global Credit Facility is payable quarterly by UMC.

NOTE 6      CAPITAL STOCK

COMMON STOCK

    The authorized shares of Series A Voting Common Stock and Series B Nonvoting Common Stock at December 31, 1997, and December 31, 1996, were 45,000,000 and 1,000,000, respectively. Of the 1,000,000 shares of Series B stock authorized, none were outstanding at December 31, 1997 and 1996.

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

    On February 14, 1996, the Company granted one shareholder's right (Rights) for each share of Series A Voting Common Stock to holders of record at the close of business on February 29, 1996. The Rights will automatically become part of and trade with existing and future shares of UMC's Series A Voting Common Stock. As amended in September 1997, the Rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 10% or more of UMC's voting stock, or if a party announces an offer to acquire 30% or more of UMC's voting stock. No separate right certificates will be issued until after these thresholds are met. The Rights will expire on February 28, 2006. Each Right will entitle the holder, other than the acquiring party, to purchase either United Meridian Corporation stock or shares in an "acquiring entity" at a 50% discount to the then current market value. The Company generally will be entitled to redeem the Rights at $0.01 per Right at any time until the tenth day following the acquisition of a 10% position in its voting stock.

    During November 1996, the Company completed an offering of 4,088,942 shares of the Company's Series A Voting Common Stock and received $182,670,000 in proceeds after underwriting fees and offering expenses.

    The following table summarizes the calculation of annual weighted average common shares outstanding for purposes of the computations of earnings per share (in thousands):


                                                                                    YEARS ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                 1997        1996         1995
                                                                                ------      ------       ------
Shares outstanding from beginning of period...........................          35,217      28,150       27,722

Exercise of stock options and warrants................................             373         561          213

Conversion of Series F Preferred Stock ...............................              --         802           --

Common Shares issued in connection with the November 1996
   offering of common stock...........................................              --         607           --
                                                                                ------      ------       ------

Weighted average number of common shares outstanding..................          35,590      30,120       27,935

Common Stock equivalents of:
   Series F Preferred Stock...........................................              --           *            *
   Stock options and warrants.........................................           1,072       1,308        1,324
                                                                                ------      ------       ------

Weighted average number of common shares and
   common share equivalents outstanding...............................          36,662      31,428       29,259
                                                                                ======      ======       ======

* Not included in computation for the period because it is antidilutive.

SERIES F CONVERTIBLE PREFERRED STOCK

     In June and July 1995, the Company sold an aggregate $35,000,000 of Series F Convertible Preferred Stock in a private placement to institutional investors. The Series F Convertible Preferred Stock had an 8.75% cumulative dividend, payable quarterly commencing on September 30, 1995. A total of 1,166,667 authorized shares were sold at $30 per share. On July 25, 1996, the Company converted $35,000,000 of Series F Convertible Preferred Stock to 1,845,000 shares of common stock in accordance with the automatic conversion terms of the original private offering. The conversion eliminates the 8.75% dividend on the preferred stock. Had the conversion of the Series F Convertible Preferred Stock occurred at January 1, 1996, the reported basic and diluted earnings per share would have been $0.56 and $0.54, respectively for the year ended December 31, 1996.

NOTE 7      INCOME TAXES

     Under the provisions of SFAS No. 109, the components of the net deferred income tax assets and liabilities recognized in the Company's Consolidated Balance Sheet at December 31, 1997 and 1996, were as follows (in thousands):


                                                      1997                                           1996
                                   ------------------------------------------    --------------------------------------------
                                    FEDERAL    FOREIGN      STATE      TOTAL      FEDERAL     FOREIGN     STATE       TOTAL
                                   --------   --------    --------   --------    --------    --------    -------    ---------

Deferred tax assets -
  Net operating loss
    carryforward................   $ 29,715   $ 16,774    $  4,011   $ 50,500    $ 34,177    $ 13,115    $ 4,520    $ 51,812
  Percentage depletion
    carryforward................      2,508         --         131      2,639       2,333          --        229       2,562
  Investment tax credit
    carryforward................        989         --          --        989       1,720          --         --       1,720
  Alternative minimum tax
    credit carryforward.........      3,964         --          --      3,964       3,662          --         --       3,662
  Deferred foreign tax
    credit carryforward.........      9,209         --          --      9,209       3,790          --         --       3,790
  Other.........................         79         --           4         83          50          --          4          54
  Valuation allowance...........     (2,971)        --         (70)    (3,041)     (3,551)         --       (151)     (3,702)
                                   --------   --------    --------   --------    --------    --------    -------    --------
                                     43,493     16,774       4,076     64,343      42,181      13,115      4,602      59,898
                                   --------   --------    --------   --------    --------    --------    -------    --------
Deferred tax liabilities -
  Excess of basis in oil
    and gas properties
    for financial reporting
    purposes over the tax
    basis.......................     21,135     41,230       4,029     66,394      15,551      33,912      4,042      53,505
  Other.........................      1,186         --          75      1,261       1,186          --        130       1,316
                                   --------   --------    --------   --------    --------    --------    -------    --------
                                     22,321     41,230       4,104     67,655      16,737      33,912      4,172      54,821
                                   --------   --------    --------   --------    --------    --------    -------    --------
Net deferred tax asset
    (liability).................     21,172    (24,456)        (28)    (3,312)     25,444     (20,797)       430       5,077
Current portion of deferred
  tax assets classified as
  current asset.................      1,365         --         182      1,547       2,836          --          3       2,839
                                   --------   --------    --------   --------    --------    --------    -------    --------
Total non-current deferred tax
  asset (liability).............   $ 19,807   $(24,456)   $   (210)  $ (4,859)   $ 22,608    $(20,797)   $   427    $  2,238
                                   ========   ========    ========   ========    ========    ========    =======    ========


    As of December 31, 1997 and 1996, the Company and its subsidiaries had U.S. federal net operating loss (NOL) carryforwards of approximately $84,900,000 and $98,000,000, respectively, and Equatorial Guinea NOL carryforwards of approximately $67,000,000 and $52,000,000, respectively. The Company's Canadian subsidiary also had $32,200,000 and $17,600,000 in Canadian Tax Pool carryforwards as of December 31, 1997 and 1996, respectively.

    The Company is subject to taxation under the laws of Cote d'Ivoire and Equatorial Guinea and other foreign jurisdictions. Income taxes in these jurisdictions will be taken as a credit or deduction against the Company's United States tax liability.

    Management believes the Company will realize the benefit of all NOLs. Accordingly, the Company has recognized a deferred tax asset relating to these carryforwards. The U.S. federal NOLs expire as follows (in thousands):

                  1998................................................................   $        --
                  1999................................................................           400
                  2000................................................................        23,900
                  2001................................................................        16,500
                  2002................................................................         6,300
                  2003................................................................         1,200
                  2004................................................................        19,400
                  2005................................................................         3,200
                  Beyond 2005.........................................................        14,000
                                                                                         -----------
                                                                                         $    84,900
                                                                                         ===========

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

    As of December 31, 1997 and 1996, the Company and its subsidiaries had investment tax credit carryforwards of approximately $1,000,000 and $1,700,000, respectively. To the extent not utilized, these carryforwards will expire in the years 1998 through 2001. For purposes of computing the net deferred tax liability as of December 31, 1997 and 1996, none of these carryforwards were utilized.

    The components of the Income tax provision (benefit) recognized on the Consolidated Statement of Income are as follows (in thousands):

                                           1997        1996         1995
                                         -------     -------      --------
Current taxes -
   Federal .........................     $   169     $   455      $   340
   Foreign .........................       4,716          98         (370)
   State ...........................       1,335         232          362
                                         -------     -------       ------
                                           6,220         785          332
                                         -------     -------       ------
Deferred taxes -
   Federal .........................       8,664       3,136       (2,762)
   Foreign .........................       4,333       3,496         (339)
   State ...........................         458      (1,401)      (1,116)
                                         -------     -------       ------
                                          13,455       5,231       (4,217)
                                         -------     -------       ------
Total income tax provision (benefit)     $19,675     $ 6,016       (3,885)
                                         =======     =======      =======


     The following is a reconciliation of the income tax provision (benefit) computed by applying the federal statutory income tax rate to net income (loss) before income taxes to the Income tax provision (benefit) shown on the Consolidated Statement of Income (in thousands):


                                                                       1997         1996         1995
                                                                     --------     -------      --------
Income tax provision (benefit) computed at the
    federal statutory rate of 35% ..............................     $13,812       $8,197      $  (625)
State and local taxes (net of federal effect) ..................       1,280         (760)        (490)
Foreign income taxes (net of federal effect) ...................       2,977           --           --
Tax effect of:
    Provision (benefit) for net book deductions not
       available for tax due to differences in book/tax
       basis ...................................................       1,490        1,169         (927)
    Excess of taxes on foreign income over federal
       statutory rate ..........................................          43          291          165
    Provision (benefit) resulting from adjustments
       from estimate to actual in estimating taxable income ....         459       (2,139)        (181)
    Benefit of deferred foreign tax credit carryforward ........          --           --       (1,138)
    Alternative minimum tax credit carryforward benefit ........        (151)        (193)        (321)
    Other ......................................................        (235)        (549)        (368)
                                                                     -------       ------      -------
Income tax provision (benefit) .................................     $19,675       $6,016      $(3,885)
                                                                     =======       ======      =======

NOTE 8 EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

    At December 31, 1997, UMC had three non-qualified stock option plans:


                                                             AUTHORIZED                        AVAILABLE
                                                               SHARES        OUTSTANDING     FOR ISSUANCE
                                                             ---------       -----------     ------------
1987 Employee Plan........................................   1,700,000           583,749            -
1994 Employee Plan........................................   4,050,000         1,974,906     1,149,357
1994 Outside Directors Plan...............................     250,000           150,000        97,000
                                                             ---------         ---------     ---------
                                                             6,000,000         2,708,655     1,246,357
                                                             =========         =========     =========


    The two 1994 plans were approved by the shareholders of the Company on May 17, 1994, and have been subsequently amended to increase the number of authorized shares under the plans. The plans were further amended during 1997 to allow transferability of stock options to family members and eliminate forced termination of stock options in the event of a change in control.

    The plans provide that directors, officers and key employees may be awarded options to purchase Common Stock of the Company at a price equal to the market value of UMC Common Stock on the award date. Options generally vest over a five-year period. The following table reflects summarized information about stock options outstanding at December 31, 1997:

                                    Options Outstanding                          Options Exercisable
                      -------------------------------------------------  --------------------------------
                                                    Weighted
                                                    Average         Weighted                         Weighted
                                  Number           Remaining        Average         Number           Average
    Range of                   Outstanding        Contractual       Exercise      Exercisable        Exercise
 Exercise Price                at 12/31/97      Life (in years)       Price       at 12/31/97         Price
 --------------                -----------      ---------------     ---------     -----------        --------
$2.75 to $6.64 .......           310,615               3.3          $   4.77         310,615         $  4.77
$9.875 to $15.50 .....         1,235,540               5.6             12.42         766,824           11.68
$17.50 to $23.875 ....           366,000               9.2             23.62           7,500           17.88
$27.00 to $38.00 .....           539,500              10.2             30.99          11,000           29.50
$44.125 to $47.50 ....           257,000               9.8             44.19         188,500           44.13
                               ---------                                           ---------
                               2,708,655                                           1,284,439
                               =========                                           =========

    A summary of actual options granted and exercised follows:

                                                                    1997           1996             1995
                                                                 ---------      -----------      ----------
Option shares outstanding -
       Beginning of year                                         2,808,181       3,148,612       3,185,065
       Granted                                                     517,000         683,000         446,000
       Exercised                                                  (574,261)       (897,999)       (428,354)
       Canceled                                                    (42,265)       (125,432)        (54,099)
                                                                 ---------       ---------       ---------
       End of year ........................................      2,708,655       2,808,181       3,148,612
                                                                 =========       =========       =========

Shares available for grant at end of year .................      1,246,357         521,091         478,659
Shares exercisable at end of year .........................      1,284,439       1,472,474       2,070,664
Average price of options exercised
   during the year.........................................      $   10.44       $    7.88       $    6.69
Average exercise price of options
   outstanding at end of year..............................      $   19.77       $   15.82       $   10.05
Weighted average fair value of options
   granted during the year.................................      $   18.30       $   16.93       $    7.33
Weighted average exercise price for
   options granted during the year.........................      $   31.06       $   31.64       $   13.47


     The Company accounts for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company's reported net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997          1996        1995
                                                              --------      --------    ------
    Net Income:            As Reported                        $19,787       $17,404     $2,099
                           Pro Forma - Basic                  $17,018       $14,487     $1,769
                           Pro Forma - Diluted                $16,960       $14,458     $1,757

    Basic EPS:             As Reported                        $  0.56       $  0.53     $ 0.02
                           Pro Forma                          $  0.48       $  0.43     $ 0.01

    Diluted EPS:           As Reported                        $  0.54       $  0.51     $ 0.02
                           Pro Forma                          $  0.46       $  0.43     $ 0.01

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in 1997 and 1996, respectively; risk-free interest rates of 6.16% to 6.83% and 5.40% to 6.76%; expected dividend yields of 0% and 0%; expected lives of 6.5 years and 6.5 years; and, expected volatility of 54.13% and 39.34% to 43.14%.

SAVINGS PLAN

    The Company maintains a defined contribution savings plan for the benefit of its U.S. employees. Under the Plan, employees may contribute up to 16% of their base salary to a trust for investments (including UMC stock) selected by each participating employee. The Company makes a matching contribution of 75% up to a participant's contribution of 8% of total compensation paid, resulting in a maximum Company contribution of 6% of salary. During 1997, the Company made an additional discretionary contribution of 2% to plan participants subject to limitations imposed by the Internal Revenue Service.

    During 1997, 1996 and 1995, the Company made contributions to the Plan on behalf of all participants totaling $872,000, $780,000 and $696,000, respectively.

    Resources maintains a separate group savings plan for its employees. During 1997, 1996 and 1995, this subsidiary contributed $76,000, $67,000 and $63,000, respectively, to the Plan for the benefit of its employees.

NOTE 9 COMMITMENTS AND CONTINGENCIES

    The Company has entered into operating leases for office space and equipment for which $2,222,000, $1,174,000 and $1,547,000 in rental expense has been included in the accompanying financial statements for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rental payments required for the years ending December 31, 1998 through 2002 are $1,803,000, $1,692,000, $1,436,000, $1,351,000 and $1,279,000, respectively.

    Resources has an agreement with Nova Corporation, a natural gas pipeline company, to transport specified quantities of natural gas. Future minimum transportation expense payments required for years ending December 31, 1998 through 2002 are $251,000, $157,000, $55,000, $55,000 and $55,000, respectively.

    The Company has entered into agreements for transportation of natural gas across Canada for sales to the Great Lakes region for up to 35 MMCFD expiring at various dates through 2002 and 8 MMCFD expiring in 2007. Future minimum transportation expense payments required for years ending December 31, 1998 through 2002 are $4,972,000, $3,149,000, $3,149,000, $3,149,000 and $2,900,000,
respectively.

NOTE 10 OIL AND GAS PROPERTY COSTS

    Capitalized costs at December 31, 1997 and 1996 relating to the Company's oil and gas activities are shown below (in thousands):


                                                                                  EQUATORIAL
                                                                                    GUINEA
                                         UNITED                       COTE         AND OTHER
                                         STATES        CANADA        D'IVOIRE       FOREIGN         TOTAL
                                         ------        ------       ----------     ----------     ----------
AS OF DECEMBER 31, 1997
 Proved Properties ...................  $669,315     $  109,842     $  124,994     $  206,726     $1,110,877
 Unproved oil and gas interests ......    31,543             48          1,072          1,875         34,538
                                        --------     ----------     ----------     ----------     ----------
     Total capitalized costs .........   700,858        109,890        126,066        208,601      1,145,415
 Less: Accumulated depreciation,
   depletion and amortization ........   338,540         30,182         20,696         23,546        412,964
                                        --------     ----------     ----------     ----------     ----------
     Net capitalized costs ...........  $362,318     $   79,708     $  105,370     $  185,055     $  732,451
                                        ========     ==========     ==========     ==========     ==========
AS OF DECEMBER 31, 1996
 Proved properties ...................  $590,879     $   92,545     $   72,590     $   95,804     $  851,818
 Unproved oil and gas interests ......    12,656             50          1,072            889         14,667
                                        --------     ----------     ----------     ----------     ----------
     Total capitalized costs .........   603,535         92,595         73,662         96,693        866,485
 Less: Accumulated depreciation,
   depletion and amortization ........   309,401         25,792          7,006          2,884        345,083
                                        --------     ----------     ----------     ----------     ----------
     Net capitalized costs ...........  $294,134     $   66,803     $   66,656     $   93,809     $  521,402
                                        ========     ==========     ==========     ==========     ==========

      Costs incurred during 1997, 1996 and 1995 in the Company's oil and gas activities were as follows (in thousands):

                                                                              EQUATORIAL
                                                                               GUINEA
                                       UNITED                    COTE         AND OTHER
                                       STATES       CANADA       D'IVOIRE      FOREIGN        TOTAL
                                      --------     ---------    ---------     ----------     -------
YEAR ENDED DECEMBER 31, 1997
Property acquisition costs:
     Proved .....................     $ 53,062     $  9,554     $     --        $     --     $ 62,616
     Unproved ...................       15,299        2,423           --              --       17,722
 Exploration costs ..............       25,825        6,263       16,240          94,326      142,654
 Development costs ..............       53,163        9,308       23,462(1)       36,842      122,775
                                      --------     --------     --------        --------     --------
     Total costs incurred .......     $147,349     $ 27,548     $ 39,702(1)      131,168     $345,767
                                      ========     ========     ========        ========     ========


YEAR ENDED DECEMBER 31, 1996
Property acquisition costs:
     Proved .....................     $  6,239     $    447     $     --        $     --     $  6,686
     Unproved ...................        4,277          865           --             457        5,599
 Exploration costs ..............       28,943        2,370        9,219          30,882       71,414
 Development costs ..............       36,057        4,572        9,369          56,707      106,705
                                      --------     --------     --------        --------     --------
     Total costs incurred .......     $ 75,516     $  8,254     $ 18,588        $ 88,046     $190,404
                                      ========     ========     ========        ========     ========

YEAR ENDED DECEMBER 31, 1995
Property acquisition costs:
     Proved .....................     $ 24,819     $    376     $     --        $     --     $ 25,195
     Unproved ...................        3,032          311           --              --        3,343
 Exploration costs ..............       21,561        1,599        2,912          11,948       38,020
 Development costs ..............       31,252        2,519       42,900          19,798       96,469
                                      --------     --------     --------        --------     --------
     Total costs incurred .......     $ 80,664     $  4,805     $ 45,812        $ 31,746     $163,027
                                      ========     ========     ========        ========     ========

------------------------------
(1) Amounts do not include $17,229 incurred on a LPG plant in Cote d'Ivoire.

NOTE 11 RELATED PARTY TRANSACTIONS

    UMC currently conducts a portion of its oil and gas activities in conjunction with a group of institutional and corporate investors that participate in UMC's acquisition, development and exploration programs, and provide the Company with certain carried interests and management fees. Management fee income of $2,954,070, $1,826,000 and $1,286,000, related to the years ended December 31, 1997, 1996 and 1995, respectively, is included on the Consolidated Statement of Income.

    UMC and a company controlled by a former director of UMC are each 40% owners of Energy Arrow Exploration L.L.C. (Arrow). Total UMC payments to Arrow in 1997, 1996 and 1995 were $82,000, $5,309,000 and $2,477,000, respectively, most of which related to lease acquisitions, seismic and drilling costs.

    UMC also conducts normal joint interest operations with Brigham Oil & Gas LP (Brigham), a partnership owned in part by General Atlantic Partners LLC for which a former director of UMC acts as Executive Managing Member. Total payments to Brigham for the operation of jointly owned properties operated by Brigham during 1997, 1996 and 1995 were $782,000, $430,000 and $75,000, respectively. At
December 31, 1997 and 1996, UMC's net receivable from Brigham was $275,000 and $329,000, respectively. At December 31, 1995, UMC's net receivable from Brigham was less than $100,000.

    In 1996, UMC executed agreements with various entities controlled by two former directors of UMC covering co- ventures in Pakistan, Bangladesh and possible other international exploration opportunities.

    All transactions with the aforementioned entities are under normal industry terms and conditions.

NOTE 12 LITIGATION AND CLAIMS

    On December 29, 1997, a class action complaint (Newman v. Carson, et. al., Civil Action No. 16109-NC) was filed in the Court of Chancery of the State of Delaware, by a person claiming to represent the stockholders of UMC against UMC and each of its directors. On January 9, 1998, a similar class action complaint (Ross v. Brock. et. al., Civil Action No. 98-00845) was filed in the District Court of Harris County, Texas, 164th Judicial District by another person claiming to represent the stockholders of UMC against UMC and each of its directors. Among other things, the complaints seek to (i) preliminarily and permanently enjoin the Merger, (ii) require the UMC directors to maximize stockholder value by placing UMC up for auction and/or to conduct a "market-check", (iii) require the defendants to make a full and fair disclosure of all material facts to the class members before the consummation of the Merger, (iv) rescind the Merger should it be consummated prior to the resolution of the lawsuit and/or (v) recover unspecified damages and costs from the UMC directors for the alleged breach of their fiduciary duties.

    Management of UMC believes that the complaints are without merit and intends to vigorously defend the actions.

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

NOTE 13 MAJOR CUSTOMERS

    The Company markets its oil and gas production to numerous purchasers under a combination of short and long-term contracts. During 1997 and 1996, Mobil Sales and Supply Corporation accounted for 31% and 10%, respectively, of the Company's oil and gas revenues as the purchaser of the Company's production in Equatorial Guinea. In addition, during 1997 and 1996, H&N Gas Limited Inc. accounted for 6% and 16%, respectively, of the Company's oil and gas revenues. During 1997, 1996 and 1995, the Company had no other purchasers that accounted for greater than 10% of its oil and gas revenues. The Company believes that the loss of any single customer would not have a material adverse effect on the results of operations of the Company. .

NOTE 14 GAS CONTRACT SETTLEMENTS

    From time to time, the Company has had disagreements with certain purchasers of the Company's natural gas production concerning the contractual obligations of such purchasers to take specified quantities of gas at contract prices. In order to resolve such disagreements, the Company has entered into gas contract settlements, wherein, for a nonrefundable cash payment, the Company has released the purchaser from its contractual obligations and, in some cases, the contract itself. During 1997, 1996 and 1995, contract settlements of $59,000, $266,000 and $1,872,000, respectively, were included in revenues.

NOTE 15 CREDIT RISK AND PRICE PROTECTION AGREEMENTS

TRADE RECEIVABLES AND PAYABLES

    Substantially all of the Company's accounts receivable at December 31, 1997, result from oil and gas sales and joint interest billings to other companies in the oil and gas industry and institutional partners. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Receivables from oil and gas sales are generally not collateralized. Credit losses incurred by the Company on receivables generally have not been significant in prior years.

OIL AND GAS MARKET HEDGES


    The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas fluctuate and may adversely affect operating results. To mitigate this risk, the Company has, from time to time, entered into crude oil and natural gas price hedging contracts to reduce its exposure to price reductions on its production.
                                      -42-

These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged a portion of its natural gas and oil production in 1997, 1996 and 1995, the results of which were included in natural gas or oil revenues.

    At December 31, 1996, the Company had oil collar contracts on 200,000 barrels of oil per month for January 1997 through June 1997, with a "floor" price of $21.00 and an average "cap" price of $24.69. UMC's hedging agreements are generally settled on a monthly basis and specify the third-party index to be the New York Mercantile Exchange (NYMEX) futures contract prices for the applicable commodity, matching the appropriate basis risk. There was no deferred hedge gain or loss for crude oil at year end 1996. No contracts were in place at December 31, 1997.

INTEREST RATE MARKET HEDGES

    UMC has interest rate hedge contracts currently outstanding. The hedge transactions have been entered into with major financial institutions, minimizing credit risk associated with these agreements. See Note 5 for further discussion of these contracts.

NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, long-term debt, interest rate hedging agreements and natural gas and crude oil hedging agreements. As of December 31, 1997 and 1996, the fair market values of the Company's financial instruments are shown below:

    CASH, TRADE RECEIVABLES AND PAYABLES: The carrying amount approximates fair market value due to the highly liquid nature of these short-term instruments.

    LONG-TERM DEBT: As of December 31, 1997, the carrying amount of the Notes was $150,000,000 and the fair value was $164,250,000. As of December 31, 1996, the fair value of the Notes was $163,875,000. The fair value was estimated based on the market price of the publicly traded Notes. As of December 31, 1997 and 1996, the carrying amount of UMC's Global Credit Facility approximates fair value due to the nature of the facility, whereby the interest rates offered by the member banks are floating rates which reflect market rates.

    INTEREST RATE HEDGING AGREEMENTS: The fair market value of the interest rate swap contracts at December 31, 1997 and 1996 was ($297,000) and ($254,000), respectively. The fair market value at December 31, 1997 and 1996 was determined by the institutional holders of the hedges.

    NATURAL GAS AND CRUDE OIL HEDGING AGREEMENTS: The fair market value of the natural gas and crude oil swap contracts at December 31, 1996 were approximately ($942,000), as determined by the institutional holders of the hedges. No such contracts were outstanding at December 31, 1997.

NOTE 17 GEOGRAPHIC DATA

    UMC is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties. Information about the Company's operations by geographic area for the years ended December 31, 1997, 1996, and 1995 is as follows (in thousands):

                                                                                          EQUATORIAL
                                                                                            GUINEA
                                                                                           AND OTHER
                                      UNITED STATES        CANADA       COTE D'IVOIRE    INTERNATIONAL      TOTAL
                                     --------------   ------------      -------------    -------------  -------------
YEAR ENDED DECEMBER 31, 1997
   Revenues........................  $     138,933    $     19,268      $    27,803      $    78,861    $    264,865
   Depreciation, depletion
     and amortization..............  $      54,555    $      7,251      $    13,773      $    20,839    $     96,418
   Operating profit ...............  $      20,412    $        978      $     4,025      $    34,115    $     59,530
   Capital expenditures............  $     154,165    $     27,832      $    56,931      $   131,168    $    370,096
   Identifiable assets.............  $     749,470    $     69,485      $     7,965      $    58,105    $    885,025
YEAR ENDED DECEMBER 31, 1996
   Revenues........................  $    150,248     $    23,011       $   25,940       $   37,205     $   236,404
   Depreciation, depletion
     and amortization..............  $     66,832     $     9,482       $    5,689       $    2,976     $    84,979
   Operating profit................  $     14,516     $     4,318       $   13,243       $   14,998     $    47,075
   Capital expenditures............  $     75,516     $     8,254       $   18,588       $   88,046     $   190,404
   Identifiable assets.............  $    586,410     $    65,167       $   21,279       $   45,437     $   718,293
YEAR ENDED DECEMBER 31, 1995
   Revenues........................  $    107,112     $    16,922       $    7,106       $   15,901     $   147,041
   Depreciation, depletion
     and amortization..............  $     44,265     $     8,208       $    1,420       $       49     $    53,942
   Impairment of proved oil
     and gas properties............  $      8,317     $         -       $        -       $        -     $     8,317
   Operating profit (loss).........  $      2,269     $      (125)      $      502       $   13,138     $    15,784
   Capital expenditures............  $     80,664     $     4,805       $   45,812       $   31,746     $   163,027
   Identifiable assets.............  $    392,490     $    80,151       $   77,875       $   27,934     $   578,450

-------------------------------

NOTE 18 DISCLOSURES OF OIL AND GAS OPERATIONS (UNAUDITED)

PROVED RESERVES

    Substantially all reserve estimates presented herein were prepared by either Ryder Scott Company, Netherland, Sewell & Associates, Inc., or McDaniel & Associates Consultants Ltd., independent petroleum engineers. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities, in projecting future production rates and in the timing of future development expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available.

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

    Net quantities of proved reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas, as well as the changes in proved reserves during the periods indicated, are set forth in the tables below:


                                                                         UNITED                   COTE      EQUATORIAL
                                                                         STATES      CANADA      D'IVOIRE     GUINEA       TOTAL
                                                                         ------      ------      --------   -----------  -------
NATURAL GAS (MMCF)
PROVED:
   December 31, 1994...............................................      338,965      67,835       32,612        -       439,412
     Revisions of previous estimates...............................        4,655      (1,060)       5,746        -         9,341
     Extensions, discoveries and other additions...................       35,558       2,060       58,290        -        95,908
     Purchases.....................................................       21,839          -            -         -        21,839
     Sales of reserves-in-place....................................      (68,113)     (1,014)     (13,995)       -       (83,122)
     Production....................................................      (38,878)     (5,383)        (192)       -       (44,453)
            --- -----                                                    -------      ------      -------     -------    -------
   December 31, 1995...............................................      294,026      62,438       82,461        -       438,925
     Revisions of previous estimates...............................       19,705      (3,764)       7,848        -        23,789
     Extensions, discoveries and other additions...................       22,900       8,567        2,488        -        33,955
     Purchases.....................................................       17,869         894            -        -        18,763
     Sales of reserves-in-place....................................       (9,249)        (15)           -        -        (9,264)
     Production....................................................      (47,719)     (5,339)      (2,387)       -       (55,445)
            --- -----                                                    -------      ------      -------     -------    -------
   December 31, 1996...............................................      297,532      62,781       90,410        -       450,723
     Revisions of previous estimates...............................       26,491         533       14,174        -        41,198
     Extensions, discoveries and other additions...................       14,912      21,102        3,370        -        39,384
     Purchases.....................................................       41,876      21,377       33,275        -        96,528
     Sales of reserves-in-place....................................      (12,474)       (301)           -        -       (12,775)
     Production....................................................      (42,238)     (7,630)      (4,939)       -       (54,807)
                                                                         -------      ------      -------     -------    -------
   December 31, 1997...............................................      326,099      97,862      136,290        -       560,251
                                                                         =======      ======      =======     =======    =======

PROVED DEVELOPED:
   December 31, 1995...............................................      245,860      62,438       21,722        -       330,020
                                                                         =======      ======       ======     =======    =======
   December 31, 1996...............................................      245,847      62,781       21,433        -       330,061
                                                                         =======      ======       ======     =======    =======
   December 31, 1997...............................................      272,239      97,862       40,313        -       410,414
                                                                         =======      ======       ======     =======    =======

                                                       UNITED                    COTE      EQUATORIAL
                                                       STATES      CANADA       D'IVOIRE     GUINEA       TOTAL
                                                       ------      ------       --------   -----------    -----
CRUDE OIL (MBO)
PROVED:
   December 31, 1994 ................................ 12,478        5,563        4,626           --       22,667
     Revisions of previous estimates ................  1,099         (201)       1,905           --        2,803
     Extensions, discoveries and other additions ....    801          151        1,440        5,258        7,650
     Purchases ......................................  4,757           --           --           --        4,757
     Sales of reserves-in-place .....................   (762)         (82)        (332)      (1,502)      (2,678)
     Production ..................................... (1,826)        (649)        (285)          --       (2,760)
                                                     -------      -------      -------      -------      -------
   December 31, 1995 ................................ 16,547        4,782        7,354        3,756       32,439
     Revisions of previous estimates ................  2,805         (297)      (2,538)       1,564        1,534
     Extensions, discoveries and other additions ....    101          530          228       15,587       16,446
     Purchases ......................................    100            4           --           --          104
     Sales of reserves-in-place .....................   (590)      (1,009)          --           --       (1,599)
     Production ..................................... (2,022)        (511)        (894)        (967)      (4,394)
                                                     -------      -------      -------      -------      -------
   December 31, 1996 ................................ 16,941        3,499        4,150       19,940       44,530
     Revisions of previous estimates ................     30          192          854          441        1,517
     Extensions, discoveries and other additions ....  2,140          181          218       24,086       26,625
     Purchases ......................................  4,436           45        1,062           --        5,543
     Sales of reserves-in-place ..................... (1,167)         (95)          --           --       (1,262)
     Production ..................................... (2,214)        (439)      (1,027)      (4,453)      (8,133)
                                                     -------      -------      -------      -------      -------
   December 31, 1997 ................................ 20,166        3,383        5,257       40,014       68,820
                                                     =======      =======      =======      =======      =======

PROVED DEVELOPED:
   December 31, 1995 ................................ 14,967        4,735        3,302           --       23,004
                                                     =======      =======      =======      =======      =======
   December 31, 1996 ................................ 14,801        3,499        1,926        4,353       24,579
                                                     =======      =======      =======      =======      =======
   December 31, 1997 ................................ 17,343        3,383        1,861       11,482       34,069
                                                     =======      =======      =======      =======      =======

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

    Future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties. In addition, the effects of statutory depletion in excess of tax basis, available net operating loss carryforwards and investment tax credit carryforwards were used in computing future income tax expense. The resulting annual net cash inflows were then discounted using a 10% annual rate (in thousands):


                                             UNITED                         CoTE         EQUATORIAL
                                             STATES         CANADA        D'IVOIRE         GUINEA       TOTAL (1) (2)
                                         ------------    -----------    -----------     -----------     -------------
 AT DECEMBER 31, 1997

   Future cash inflows   . . . . . . .   $  1,034,813    $   178,899    $   384,217     $   573,360     $   2,171,289
                                         ------------    -----------    -----------     -----------     -------------
   Future production costs   . . . . .        319,171         58,588         85,717         111,822           575,298
   Future development costs  . . . . .         61,524          2,024        110,047         239,750           413,345
   Future income taxes   . . . . . . .        102,748         26,464         41,001          37,417           207,630
                                         ------------    -----------    -----------     -----------     -------------
      Total future costs   . . . . . .        483,443         87,076        236,765         388,989         1,196,273
                                         ------------    -----------    -----------     -----------     -------------
   Future net cash inflows   . . . . .        551,370         91,823        147,452         184,371           975,016

   Discount at 10% per annum   . . . .       (159,055)       (35,489)       (58,883)        (49,719)         (303,146)
                                         ------------    -----------    -----------     -----------     -------------
   Standardized measure of discounted

      future net cash flows  . . . . .   $    392,315    $    56,334    $    88,569     $   134,652     $     671,870
                                         ============    ===========    ===========     ===========     =============
 AT DECEMBER 31, 1996

   Future cash inflows   . . . . . . .   $  1,445,872    $   206,041    $   305,988     $   450,785     $   2,408,686
                                         ------------    -----------    -----------     -----------     -------------
   Future production costs   . . . . .        379,096         55,993         53,927         102,275           591,291

   Future development costs  . . . . .         53,067          4,501         74,957         152,780           285,305

   Future income taxes   . . . . . . .        221,053         44,263         45,833          49,782           360,931
                                         ------------    -----------    -----------     -----------     -------------
      Total future costs   . . . . . .        653,216        104,757        174,717         304,837         1,237,527
                                         ------------    -----------    -----------     -----------     -------------
   Future net cash inflows   . . . . .        792,656        101,284        131,271         145,948         1,171,159

   Discount at 10% per annum   . . . .       (253,431)       (42,431)       (40,465)        (40,810)         (377,137)
                                         ------------    -----------    -----------     -----------     -------------
   Standardized measure of discounted

      future net cash flows  . . . . .   $    539,225    $    58,853    $    90,806     $   105,138     $     794,022
                                         ============    ===========    ===========     ===========     =============
 AT DECEMBER 31, 1995

   Future cash inflows   . . . . . . .   $    821,122    $   157,548    $   317,580     $    65,789     $   1,362,039
                                         ------------    -----------    -----------     -----------     -------------
   Future production costs   . . . . .        268,790         65,859         59,307          26,625           420,581
   Future development costs  . . . . .         35,782          5,337        103,538          16,250           160,907
   Future income taxes   . . . . . . .         50,573         19,448         37,232           7,562           114,815
                                         ------------    -----------    -----------     -----------     -------------
      Total future costs   . . . . . .        355,145         90,644        200,077          50,437           696,303
                                         ------------    -----------    -----------     -----------     -------------
   Future net cash inflows   . . . . .        465,977         66,904        117,503          15,352           665,736

   Discount at 10% per annum   . . . .       (133,051)       (24,011)       (43,215)         (1,458)         (201,735)
                                         ------------    -----------    -----------     -----------     -------------
   Standardized measure of discounted

      future net cash flows  . . . . .   $    332,926    $    42,893    $    74,288     $    13,894     $     464,001
                                         ============    ===========    ===========     ===========     =============

(1) Total future net cash flows before income taxes are $1,182,646,000, $1,532,090,000 and $780,551,000 as of
    December31, 1997, 1996 and 1995, respectively.

(2) Total future net cash flows before income taxes discounted at 10% per annum are $723,833,000, $966,895,000 and $505,153,000 as of December 31, 1997,
    1996 and 1995, respectively.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

    The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                                                               1997            1996            1995
                                                                            ----------      ----------     -----------
Beginning balance . . . . . . . . . . . . . . . . . . . . . . . .           $  794,022      $  464,001     $   303,310
                                                                            ----------      ----------     -----------
Revisions to reserves proved in prior years -
  Net changes in prices and production costs  . . . . . . . . . .             (439,978)        304,349          58,564
  Net changes due to revisions in quantity estimates  . . . . . .               50,426          53,235          24,357
  Net changes in estimated future development costs . . . . . . .               49,553           9,245          59,821
  Accretion of discount . . . . . . . . . . . . . . . . . . . . .               96,350          50,495          32,247
  Changes in production rates (timing) and other  . . . . . . . .              (93,218)        (40,147)        (10,462)
                                                                            ----------      ----------     -----------
      Total revisions . . . . . . . . . . . . . . . . . . . . . .             (336,867)        377,177         164,527
New field discoveries and extensions, net of future
  production and development costs  . . . . . . . . . . . . . . .              244,509         222,271          93,643
Purchases of reserves in-place  . . . . . . . . . . . . . . . . .               77,572          29,871          38,631
Sale of reserves in-place . . . . . . . . . . . . . . . . . . . .              (28,976)        (13,560)        (46,410)
Sales of oil and gas produced, net of production costs  . . . . .             (198,910)       (155,231)        (69,918)
Net change in income taxes  . . . . . . . . . . . . . . . . . . .              120,520        (130,507)        (19,782)
                                                                            ----------      ----------     -----------
  Net change in standardized measure of discounted
    future net cash flows . . . . . . . . . . . . . . . . . . . .             (122,152)        330,021         160,691
                                                                            ----------      ----------     -----------
Ending balance  . . . . . . . . . . . . . . . . . . . . . . . . .           $  671,870      $  794,022     $   464,001
                                                                            ==========      ==========     ===========

SUPPLEMENTAL OIL AND GAS DISCLOSURES (in thousands)

  The following table sets forth revenue and direct cost, excluding interest expense, general and administrative expense and other items, information relating to the Company's oil and gas exploration and production activities. UMC has no long-term supply or purchase agreements with governments or authorities in which it acts as producer.


                                                                              1997             1996             1995
                                                                           ----------       ----------       ----------
UNITED STATES
   Oil and gas revenues   . . . . . . . . . . . . . . . . . . .            $  131,755       $  144,804       $   91,541
                                                                           ----------       ----------       ----------
   Operating costs:
     Production cost  . . . . . . . . . . . . . . . . . . . . .                39,289           36,990           34,028
     Exploration, including dry holes and leasehold impairments                12,612           21,112           10,852
     Depreciation, depletion and amortization   . . . . . . . .                54,555           66,832           44,265
     Impairment of oil and gas property   . . . . . . . . . . .                    --               --            8,317
     Income tax provision (benefit)   . . . . . . . . . . . . .                 9,614            7,551           (2,250)
                                                                           ----------       ----------       ----------
                                                                              116,070          132,485           95,212
                                                                           ----------       ----------       ----------
     Results of operations  . . . . . . . . . . . . . . . . . .            $   15,685       $   12,319       $   (3,671)
                                                                           ==========       ==========       ==========

CoTE D'IVOIRE
   Oil and gas revenues   . . . . . . . . . . . . . . . . . . .            $   27,803       $   22,680       $    4,729
                                                                           ----------       ----------       ----------
   Operating costs:
     Production cost  . . . . . . . . . . . . . . . . . . . . .                 5,602            5,370            3,388
     Exploration, including dry holes and leasehold impairments                 4,403            1,638              900
     Depreciation, depletion and amortization   . . . . . . . .                13,773            5,689            1,469
     Income tax provision (benefit)   . . . . . . . . . . . . .                 1,530            3,794             (391)
                                                                           ----------       ----------       ----------
                                                                               25,308           16,491            5,366
                                                                           ----------       ----------       ----------
     Results of operations  . . . . . . . . . . . . . . . . . .            $    2,495       $    6,189       $     (637)
                                                                           ==========       ==========       ==========

EQUATORIAL GUINEA AND OTHER FOREIGN
   Oil and gas revenues   . . . . . . . . . . . . . . . . . . .            $   78,861       $   21,430       $       --
                                                                           ----------       ----------       ----------
   Operating costs:
     Production cost  . . . . . . . . . . . . . . . . . . . . .                 5,520            3,738               --
     Exploration, including dry holes and leasehold impairments                18,387           15,492            2,681
     Depreciation, depletion and amortization   . . . . . . . .                20,839            2,976               --
     Income tax provision (benefit)   . . . . . . . . . . . . .                12,964             (295)          (1,018)
                                                                           ----------       ----------       ----------
                                                                               57,710           21,911            1,663
                                                                           ----------       ----------       ----------
     Results of operations  . . . . . . . . . . . . . . . . . .            $   21,151       $     (481)      $   (1,663)
                                                                           ==========       ==========       ==========

CANADA
   Oil and gas revenues   . . . . . . . . . . . . . . . . . . .            $   18,595       $   17,615       $   17,080
                                                                           ----------       ----------       ----------
   Operating costs:
     Production cost  . . . . . . . . . . . . . . . . . . . . .                 6,081            5,200            5,475
     Exploration, including dry holes and leasehold impairments                 3,443            2,083            1,249
     Depreciation, depletion and amortization   . . . . . . . .                 7,251            9,482            8,208
     Income tax provision (benefit)   . . . . . . . . . . . . .                   692              323              816
                                                                           ----------       ----------       ----------
                                                                               17,467           17,088           15,748
                                                                           ----------       ----------       ----------
     Results of operations  . . . . . . . . . . . . . . . . . .            $    1,128       $      527       $    1,332
                                                                           ==========       ==========       ==========

TOTAL
   Oil and gas revenues   . . . . . . . . . . . . . . . . . . .            $  257,014       $  206,529       $  113,350
                                                                           ----------       ----------       ----------
   Operating costs:
     Production cost  . . . . . . . . . . . . . . . . . . . . .                56,492           51,298           42,891
     Exploration, including dry holes and leasehold impairments                38,845           40,325           15,682
     Depreciation, depletion and amortization   . . . . . . . .                96,418           84,979           53,942
     Impairment of oil and gas property   . . . . . . . . . . .                    --               --            8,317
     Income tax provision (benefit)   . . . . . . . . . . . . .                24,800           11,373           (2,843)
                                                                           ----------       ----------       ----------
                                                                              216,555          187,975          117,989
                                                                           ----------       ----------       ----------
     Results of operations  . . . . . . . . . . . . . . . . . .            $   40,459       $   18,554       $   (4,639)
                                                                           ==========       ==========       ==========

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

    Certain intercompany notes and the related accrued interest were transferred from UMC to a newly formed non- guarantor subsidiary effective as of January 1, 1997.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the years ended December 31, 1997, 1996 and 1995
(In thousands)

                                                                                  Unconsolidated
                                                                   --------------------------------------------
                                                                                                        Non-
                                                                                     Guarantor        Guarantor      Consolidated
1997                                                                  UMC           Subsidiary       Subsidiary           UMC
----                                                               ---------        ----------       ----------      ------------
Revenues ...................................................       $      --        $ 137,087        $ 127,778        $ 264,865
                                                                   ---------        ---------        ---------        ---------
Costs and expenses:
  Production costs .........................................              --           38,766           17,726           56,492
  General and administrative ...............................             120           11,850            1,610           13,580
  Exploration, including dry holes and impairments .........              --           12,612           26,233           38,845
  Depreciation, depletion and amortization .................              --           53,645           42,773           96,418
                                                                   ---------        ---------        ---------        ---------
Income (loss) from operations ..............................            (120)          20,214           39,436           59,530
  Interest income (expense), net ...........................         (16,115)         (38,285)          32,651          (21,749)
  Other credits, net .......................................              --            1,247              434            1,681
                                                                   ---------        ---------        ---------        ---------
Income (loss) before income taxes ..........................         (16,235)         (16,824)          72,521           39,462
Income tax benefit (provision) .............................          20,585          (32,578)          (7,682)         (19,675)
                                                                   ---------        ---------        ---------        ---------
Net income (loss) ..........................................       $   4,350        $ (49,402)       $  64,839        $  19,787
                                                                   =========        =========        =========        =========
1996
----

Revenues ...................................................       $      --        $ 149,917        $  86,487        $ 236,404
                                                                   ---------        ---------        ---------        ---------
Costs and expenses:
  Production costs .........................................              --           36,932           14,366           51,298
  General and administrative ...............................             180           10,554            1,993           12,727
  Exploration, including dry holes and impairments .........              --           21,107           19,218           40,325
  Depreciation, depletion and amortization .................              --           66,744           18,235           84,979
                                                                   ---------        ---------        ---------        ---------
Income (loss) from operations ..............................            (180)          14,580           32,675           47,075
  Interest income (expense), net ...........................          18,052          (32,067)          (8,796)         (22,811)
  Other credits, net .......................................              --           (1,034)             190             (844)
                                                                   ---------        ---------        ---------        ---------
Income (loss) before income taxes ..........................          17,872          (18,521)          24,069           23,420
Income tax benefit (provision) .............................          (6,208)           6,707           (6,515)          (6,016)
                                                                   ---------        ---------        ---------        ---------
Net income (loss) ..........................................       $  11,664        $ (11,814)       $  17,554        $  17,404
                                                                   =========        =========        =========        =========
1995
----

Revenues ...................................................       $      --        $ 107,108        $  39,933        $ 147,041
                                                                   ---------        ---------        ---------        ---------
Costs and expenses:
  Production costs .........................................              --           34,028            8,863           42,891
  General and administrative ...............................             415            6,966            3,044           10,425
  Exploration, including dry holes and impairments .........              --           10,852            4,830           15,682
  Depreciation, depletion and amortization .................              --           44,264            9,678           53,942
  Impairment of proved oil and gas properties ..............              --            8,317               --            8,317
                                                                   ---------        ---------        ---------        ---------
Income (loss) from operations ..............................            (415)           2,681           13,518           15,784
  Interest income (expense), net ...........................          12,629          (25,789)          (4,785)         (17,945)
  Other credits, net .......................................              --              (28)             403              375
                                                                   ---------        ---------        ---------        ---------
Income (loss) before income taxes ..........................          12,214          (23,136)           9,136           (1,786)
Income tax benefit (provision) .............................          (4,275)           7,681              479            3,885
                                                                   ---------        ---------        ---------        ---------
Net income (loss) ..........................................       $   7,939        $ (15,455)       $   9,615        $   2,099
                                                                   =========        =========        =========        =========

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 1997 and 1996
(In thousands)

                                                                 Unconsolidated
                                                  -----------------------------------------------
                                                                   Guarantor       Non-Guarantor    Eliminating     Consolidated
1997                                                  UMC          Subsidiary       Subsidiaries      Entries            UMC
----                                              -----------     -----------      --------------   -----------     ------------
ASSETS
Current assets ..............................     $         2     $    51,513      $    56,649      $        --      $   108,164
Intercompany investments ....................         682,885         339,673          335,024       (1,357,582)              --
Property and equipment, net .................              --         354,745          386,227               --          740,972
Other assets ................................           5,395          27,803            2,691               --           35,889
                                                  -----------     -----------      -----------      -----------      -----------
      Total assets ..........................     $   688,282     $   773,734      $   780,591      $(1,357,582)     $   885,025
                                                  ===========     ===========      ===========      ===========      ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities .........................     $     3,326     $    66,178      $    37,208      $        --      $   106,712
Long-term debt ..............................         150,000         117,300           15,346               --          282,646
Deferred credits and other liabilities ......              --          11,222           25,046               --           36,268
Stockholders' equity ........................         534,956         579,034          702,991       (1,357,582)         459,399
      Total liabilities & stockholders'           -----------     -----------      -----------      -----------      -----------
          equity ............................     $   688,282     $   773,734      $   780,591      $(1,357,582)     $   885,025
                                                  ===========     ===========      ===========      ===========      ===========
1996
----

ASSETS
Current assets ..............................     $         3     $    93,023      $    63,135      $        --      $   156,161
Intercompany investments ....................         668,025        (346,861)        (182,827)        (138,337)              --
Property and equipment, net .................              --         282,236          241,953               --          524,189
Other assets ................................           5,947          36,714           (4,718)              --           37,943
                                                  -----------     -----------      -----------      -----------      -----------
      Total assets ..........................     $   673,975     $    65,112      $   117,543      $  (138,337)     $   718,293
                                                  ===========     ===========      ===========      ===========      ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities .........................     $     3,327     $    42,577      $    52,488      $        --      $    98,392
Long-term debt ..............................         150,000          (5,700)          12,532               --          156,832
Deferred credits and other liabilities ......              --           9,421           21,412               --           30,833
Stockholders' equity ........................         520,648          18,814           31,111         (138,337)         432,236
      Total liabilities & stockholders'           -----------     -----------      -----------      -----------      -----------
          equity ............................     $   673,975     $    65,112      $   117,543      $  (138,337)     $   718,293
                                                  ===========     ===========      ===========      ===========      ===========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(In thousands)

                                                                                     Unconsolidated
                                                                      ------------------------------------------
                                                                                    Guarantor      Non-Guarantor   Consolidated
1997                                                                     UMC        Subsidiary      Subsidiaries        UMC
----                                                                  ---------     ----------     -------------   ------------
Cash flows from operating activities:
  Net income (loss) .............................................     $   4,350      $ (49,402)     $  64,839      $  19,787
  Adjustments to reconcile net income
   (loss) to cash from operating activities .....................       (20,033)        94,114         71,362        145,443
  Changes in assets and liabilities .............................            (1)        20,554        (19,995)           558
                                                                      ---------      ---------      ---------      ---------
     Net cash provided by (used in) operating activities ........       (15,684)        65,266        116,206        165,788
Cash flows used in investing activities .........................            --       (131,293)      (206,693)      (337,986)
Cash flows provided by financing activities .....................        15,683         26,921         86,341        128,945
                                                                      ---------      ---------      ---------      ---------
Net decrease in cash and cash equivalents .......................            (1)       (39,106)        (4,146)       (43,253)
Cash and cash equivalents at beginning of period ................             3         41,759         13,180         54,942
                                                                      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ......................     $       2      $   2,653      $   9,034      $  11,689
                                                                      =========      =========      =========      =========
1996
----

Cash flows from operating activities:
  Net income (loss) .............................................     $  11,664      $ (11,814)     $  17,554      $  17,404
  Adjustments to reconcile net income
   (loss) to cash from operating activities .....................         6,746         76,914         19,981        103,641
  Changes in assets and liabilities .............................            40        (25,641)       (12,010)       (37,611)
                                                                      ---------      ---------      ---------      ---------
     Net cash provided by operating activities ..................        18,450         39,459         25,525         83,434
Cash flows used in investing activities .........................            --        (61,392)       (74,357)      (135,749)
Cash flows provided by (used in) financing activities ...........       (18,478)        57,061         55,088         93,671
                                                                      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ............           (28)        35,128          6,256         41,356
Cash and cash equivalents at beginning of period ................            31          6,631          6,924         13,586
                                                                      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ......................     $       3      $  41,759      $  13,180      $  54,942
                                                                      =========      =========      =========      =========
1995
----

Cash flows from operating activities:
  Net income (loss) .............................................     $   7,939      $ (15,455)     $   9,615      $   2,099
  Adjustments to reconcile net income
   (loss) to cash from operating activities .....................           494         45,239         (2,020)        43,713
  Changes in assets and liabilities .............................         5,755         13,146        (18,707)           194
                                                                      ---------      ---------      ---------      ---------
     Net cash provided used by operating activities .............        14,188         42,930        (11,112)        46,006
Cash flows used in investing activities .........................            --        (18,488)       (64,220)       (82,708)
Cash flows provided by (used in) financing activities ...........       (14,169)       (21,539)        74,171         38,463
                                                                      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ............            19          2,903         (1,161)         1,761
Cash and cash equivalents at beginning of period ................            12          3,728          8,085         11,825
                                                                      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ......................     $      31      $   6,631      $   6,924      $  13,586
                                                                      =========      =========      =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE




    None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For the information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and portions of which are incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1.   FINANCIAL STATEMENTS

    The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

         Report of Independent Public Accountants -- page 24

         Consolidated Statement of Income -- For the years ended December 31,
            1997, 1996 and 1995-- page 25

         Consolidated Balance Sheet -- December 31, 1997 and 1996 -- pages 26-27

         Consolidated Statement of Changes in Stockholders' Equity -- For the years ended December 31, 1997, 1996 and 1995 -- page 28

         Consolidated Statement of Cash Flows -- For the years ended December
            31, 1997, 1996 and 1995 -- page 29

         Selected Quarterly Financial Data for the years ended December 31, 1997 and 1996 -- page 16

         Selected Financial Data for the five years ended December 31, 1997 -- page 15

    (a)  2.   FINANCIAL STATEMENT SCHEDULES

    Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

                                INDEX TO EXHIBITS

   Exhibit
   Number                                            Exhibit
   -------          ---------------------------------------------------------------------
     3.1            Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to UMC's 1995 Form 10-K filed with the
                    Securities and Exchange Commission on March 7, 1996.

     3.2            By-laws of the Company, as amended, incorporated by reference to
                    Exhibit 3.2 to UMC's Form S-8 (No. 333- 28017) filed with the
                    Securities and Exchange Commission on May 29, 1997.

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

     4.2            Specimen of certificate representing Series A Voting Common Stock,
                    $0.01 par value, of the Company, incorporated herein by reference to
                    Exhibit 4.13 to the Company's Form 10-Q for the period ended September
                    30, 1994, filed with the Securities and Exchange Commission on August
                    10, 1994.

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

   Exhibit
   Number                                            Exhibit
   -------          ---------------------------------------------------------------------
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

     4.20           Amendment No. 1 to the Rights Agreement by and between United Meridian
                    Corporation and Chemical Mellon Shareholder Services, L.L.C., as
                    Rights Agent, dated as of September 30, 1997, incorporated by reference as Exhibit 4.1 to Form 8-K, filed with the Securities and
                    Exchange Commission on October 3, 1997.

     4.21*          First Joint Amendment to Global Credit Agreement and to Credit
                    Agreement (Canada) effective as of December 3, 1997.

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

   Exhibit
   Number                                            Exhibit
   -------          ---------------------------------------------------------------------

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

   Exhibit
   Number                                            Exhibit
   -------          ---------------------------------------------------------------------
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

   Exhibit
   Number                                            Exhibit
   -------          ---------------------------------------------------------------------

     10.32          Fifth Amendment to the UMC 1987 Nonqualified Stock Option Plan dated
                    November 19, 1997, incorporated by reference to Exhibit 4.7 to the
                    Company's Form S-3 (No. 333-42467) filed with the Securities and
                    Exchange Commission on December 17, 1997.

     10.33          Fifth Amendment to the UMC 1994 Employee Nonqualified Stock Option
                    Plan dated November 19, 1997, incorporated by reference to Exhibit 4.8 to the Company's Form S-3 (No. 333-42467) filed with the Securities and Exchange Commission on December 17, 1997.

     10.34          Third Amendment to the UMC 1994 Outside Directors' Nonqualified Stock
                    Option Plan dated November 19, 1997, incorporated by reference to
                    Exhibit 4.9 to the Company's Form S-3 (No. 333-42467) filed with the
                    Securities and Exchange Commission on December 17, 1997.

     10.35          Agreement and Plan of Merger dated as of December 22, 1997, among
                    UMC, OEI and OEI Holding Corporation, incorporated by reference to
                    Exhibit 2.1 to UMC's Form 8-K (No. 001-12088) filed with the
                    Securities and Exchange Commission on December 23, 1997.

     10.36          Form of Severance Protection Agreement, with Schedule of Signatories dated December 20, 1997, incorporated by reference to Exhibit 10.1 to
                    UMC's Form 8-K (No. 001-12088) filed with the Securities and Exchange
                    Commission on December 23, 1997.

     10.37*         Amendment No.1 to Agreement and Plan of Merger, dated January 7,
                    1998, among UMC, OEI and OEI Holding Corporation.

     10.38*         Amendment No. 2 to Agreement and Plan of Merger, dated
                    February 20, 1998, among UMC, OEI and OEI Holding
                    Corporation.

     21.1*          Subsidiaries of United Meridian Corporation.

     23.1*          Consent of Arthur Andersen LLP.

     23.2*          Consent of Netherland, Sewell & Associates, Inc.

     23.3*          Consent of McDaniel & Associates Consultants Ltd.

     23.4*          Consent of Ryder Scott Company

     27.1*          Financial Data Schedule, included solely in the Form 10-K filed electronically with the Securities and Exchange Commission.

------------------
*    Filed herewith.

(b)  REPORTS ON FORM 8-K

     A Form 8-K dated October 3, 1997, was filed announcing the revision of the Stockholder's Right Plan. A Form 8-K filed December 23, 1997, was filed announcing the execution of a merger agreement with Ocean Energy, Inc. A Form 8-K filed February 11, 1998, was filed incorporating by reference certain press releases of the Company announcing the record date for shareholders entitled to vote at the UMC special meeting, participation in the Angola deepwater Block 19 concession, proved energy reserves and earnings.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           REGISTRANT                       UNITED MERIDIAN CORPORATION

           February 20, 1998                 /s/ JOHN B. BROCK
                                            ----------------------------------
                                            John B. Brock
                                            Chairman of the Board of Directors
                                               and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 20, 1998 on behalf of the registrant and in the capacities indicated.


                  Name                                         Capacities


            /s/ JOHN B. BROCK                Chairman, Chief Executive Officer and Director
           -----------------------                        (Principal Executive Officer)
              John B. Brock



            /s/ JAMES L. DUNLAP              President, Chief Operating Officer and Director
           -----------------------
             James L. Dunlap



            /s/ J. DENNIS BONNEY             Director
           -----------------------
            J. Dennis Bonney



            /s/ CHARLES R. CARSON            Director
           -----------------------
            Charles R. Carson



            /s/ ROBERT H. DEDMAN             Director
           -----------------------
            Robert H. Dedman



            /s/ ROBERT L. HOWARD             Director
           -----------------------
            Robert L. Howard



            /s/ ELVIS L. MASON               Director
           -----------------------
             Elvis L. Mason

                  Name                                         Capacities


            /s/ JAMES L. MURDY               Director
           -----------------------
                James L. Murdy



            /s/ DAVID K. NEWBIGGING          Director
           -----------------------
              David K. Newbigging



            /s/ MATTHEW R. SIMMONS           Director
           -----------------------
              Matthew R. Simmons



            /s/ DONALD D. WOLF               Director
           -----------------------
                Donald D. Wolf



            /s/ JONATHAN M. CLARKSON         Executive Vice President and Chief Financial Officer
           -----------------------
             Jonathan M. Clarkson



            /s/ CHRISTOPHER E. CRAGG         Vice President, Controller and Chief Accounting
            -----------------------          Officer
            Christopher E. Cragg

                                INDEX TO EXHIBITS

   Exhibit
   Number                                            Exhibit
   -------          ---------------------------------------------------------------------
     3.1            Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to UMC's 1995 Form 10-K filed with the
                    Securities and Exchange Commission on March 7, 1996.

     3.2            By-laws of the Company, as amended, incorporated by reference to
                    Exhibit 3.2 to UMC's Form S-8 (No. 333- 28017) filed with the
                    Securities and Exchange Commission on May 29, 1997.

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

     4.2            Specimen of certificate representing Series A Voting Common Stock,
                    $0.01 par value, of the Company, incorporated herein by reference to
                    Exhibit 4.13 to the Company's Form 10-Q for the period ended September
                    30, 1994, filed with the Securities and Exchange Commission on August
                    10, 1994.

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

   Exhibit
   Number                                            Exhibit
   -------          ---------------------------------------------------------------------
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

     4.20           Amendment No. 1 to the Rights Agreement by and between United Meridian
                    Corporation and Chemical Mellon Shareholder Services, L.L.C., as
                    Rights Agent, dated as of September 30, 1997, incorporated by reference as Exhibit 4.1 to Form 8-K, filed with the Securities and
                    Exchange Commission on October 3, 1997.

     4.21*          First Joint Amendment to Global Credit Agreement and to Credit
                    Agreement (Canada) effective as of December 3, 1997.

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

   Exhibit
   Number                                            Exhibit
   -------          ---------------------------------------------------------------------

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

   Exhibit
   Number                                            Exhibit
   -------          ---------------------------------------------------------------------
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

   Exhibit
   Number                                            Exhibit
   -------          ---------------------------------------------------------------------

     10.32          Fifth Amendment to the UMC 1987 Nonqualified Stock Option Plan dated
                    November 19, 1997, incorporated by reference to Exhibit 4.7 to the
                    Company's Form S-3 (No. 333-42467) filed with the Securities and
                    Exchange Commission on December 17, 1997.

     10.33          Fifth Amendment to the UMC 1994 Employee Nonqualified Stock Option
                    Plan dated November 19, 1997, incorporated by reference to Exhibit 4.8 to the Company's Form S-3 (No. 333-42467) filed with the Securities and Exchange Commission on December 17, 1997.

     10.34          Third Amendment to the UMC 1994 Outside Directors' Nonqualified Stock
                    Option Plan dated November 19, 1997, incorporated by reference to
                    Exhibit 4.9 to the Company's Form S-3 (No. 333-42467) filed with the
                    Securities and Exchange Commission on December 17, 1997.

     10.35          Agreement and Plan of Merger dated as of December 22, 1997, among
                    UMC, OEI and OEI Holding Corporation, incorporated by reference to
                    Exhibit 2.1 to UMC's Form 8-K (No. 001-12088) filed with the
                    Securities and Exchange Commission on December 23, 1997.

     10.36          Form of Severance Protection Agreement, with Schedule of Signatories dated December 20, 1997, incorporated by reference to Exhibit 10.1 to
                    UMC's Form 8-K (No. 001-12088) filed with the Securities and Exchange
                    Commission on December 23, 1997.

     10.37*         Amendment No.1 to Agreement and Plan of Merger, dated January 7,
                    1998, among UMC, OEI and OE Holding Corporation.

     10.38*         Amendment No. 2 to Agreement and Plan of Merger, dated
                    February 20, 1998, among UMC, OEI and OEI Holding
                    Corporation.

     21.1*          Subsidiaries of United Meridian Corporation.

     23.1*          Consent of Arthur Andersen LLP.

     23.2*          Consent of Netherland, Sewell & Associates, Inc.

     23.3*          Consent of McDaniel & Associates Consultants Ltd.

     23.4*          Consent of Ryder Scott Company

     27.1*          Financial Data Schedule, included solely in the Form 10-K filed electronically with the Securities and Exchange Commission.

------------------
*    Filed herewith.

(b)  REPORTS ON FORM 8-K

     A Form 8-K dated October 3, 1997, was filed announcing the revision of the Stockholder's Right Plan. A Form 8-K filed December 23, 1997, was filed announcing the execution of a merger agreement with Ocean Energy, Inc. A Form 8-K filed February 11, 1998, was filed incorporating by reference certain press releases of the Company announcing the record date for shareholders entitled to vote at the UMC special meeting, participation in the Angola deepwater Block 19 concession, proved energy reserves and earnings.